Form 10-Q
period 2021-09-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2021-12-22
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SE CURI TIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No.
001- 41048

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6100 Southwest Boulevard, Suite 320
Fort Worth, TX 76109
(Address of Principal Executive Offices, including zip code)
(817)
737-5885
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	IRRXU	The New York Stock Exchange
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	IRRX	The New York Stock Exchange
Redeemable warrants included as part of the units	IRRXW	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of December
21
, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021	2
	Condensed Statement of Changes in Stockholder’s Equity for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021	3
	Condensed Statement of Cash Flows for the period from March 12, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Control and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
SIGNATURES		32

i

Item 1. Financial Statements
INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

September 30, 2021 (Unaudited)
Assets:
Current Assets:
Cash	$25,000
Deferred Offering Costs Associated with Proposed Public Offering	5,131,781
Other Assets	170

Total Assets	$5,156,951

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued Expenses	$5,070,550
Due to Related Party	179,053

Total Current Liabilities	5,249,603

Stockholders’ Equity:
Common Stock - Class A ($0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued or Outstanding)	—
Common Stock - Class B ($0.0001 Par Value; 10,000,000 Shares Authorized. 5,750,000 Shares Issued and Outstanding) (a)(b)	575
Preference Shares ($0.0001 Par Value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding)	—
Additional Paid-In Capital	41,320
Accumulated Deficit	(134,547)

Total Stockholders’ Equity	(92,652)

Total Liabilities and Stockholders’ Equity	$5,156,951

(a)	Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(b)	In September 2021, the Sponsor forfeited 2,156,250 founder shares, resulting in the sponsor holding 5,750,000 founder shares (See Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Period From March 12, 2021 (inception) to September 30, 2021

General and Administrative Expenses	$68,297	$134,547

Net Loss	$(68,297)	$(134,547)

Weighted Average Ordinary Shares Outstanding, Basic and Diluted (a)(b)	5,000,000	5,000,000

Basic and Diluted Net Loss Per Ordinary Share	$(0.01)	$(0.03)

(a)	Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(b)	In September 2021, the Sponsor forfeited 2,156,250 founder shares, resulting in the sponsor holding 5,750,000 founder shares (See Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 12, 2021 (Inception) Through September 30, 2021
(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 12, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Capital Contributions by Sponsor	—	—	—	—	16,895	—	16,895
Net Loss	—	—	—	—	—	(66,250)	(66,250)

Balance - June 30, 2021 (Unaudited)	—	—	5,750,000	575	41,320	(66,250)	(24,355)
Net Loss	—	—	—	—	—	(68,297)	(68,297)

Balance - September 30, 2021 (Unaudited) (a)(b)	—	$—	5,750,000	$575	$41,320	$(134,547)	$(92,652)

(a)	Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(b)	In September 2021, the Sponsor forfeited 2,156,250 founder shares, resulting in the sponsor holding 5,750,000 founder shares (See Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Period From March 12, 2021 (inception) to September 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(134,547)
Changes in Operating Assets and Liabilities:
Other Assets	(170)
Accrued Expenses	(61,231)

Net Cash Used In Operating Activities	(195,948)

Cash Flows from Financing Activities:
Capital Contribution s	41,895
Proceeds from Related Party Note	179,053

Net Cash Provided by Financing Activities	220,948

Net Increase in Cash	25,000
Cash - Beginning of Period	—

Cash - End of Period	$25,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Deferred Offering Costs Included in Accrued Expenses	$5,070,550

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY
Integrated Rail and Resources Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Proposed Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.
On November 11, 2021, the registration statement for the Company’s IPO was declared effective.

On November 16, 2021, the Company consummated its IPO of 23,000,000 units, including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units. Each unit consists of one share of Common Stock and one-half
of one redeemable warrant of the Company. The Units were sold at a price of $10.00 per Units, generating gross proceeds to the Company of $230,000,000.
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to DHIP Natural Resources Investments, LLC (“Sponsor”), generating gross proceeds of $9,400,000
Following the closing of the IPO on November 11, 2021, management has agreed that an amount equal to at least $10.10 per Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Transaction costs amounted to $24,749,023 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of founder shares attributable to the Anchor Investors, and $423,200 of other offering costs. In addition, cash of $1,712,612 was held outside of the Trust account and is available for payment of offering costs and working capital purposes.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY –
Continued

The Company will have 12 months from the closing of this offering to consummate an initial business combination. However, if the Company anticipates it may not be able to consummate an initial business combination within 12 months, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (for a total of up to 18 months to complete a business combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public ($2,000,000 or $2,300,000 if the underwriters’ over-allotment option is exercised in full in either case) in this offering for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions are elected or an aggregate of $4,000,000, or $4,600,000 if the underwriters’ over-allotment is exercised in full, if the time to consummate a business combination is extended to a full 18 months). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Proposed Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY –
Continued

These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Proposed Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Proposed Public Offering (the “Initial Stockholders”) will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. In addition, the Initial Stockholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Proposed Public Offering, without the prior consent of the Company.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY –
Continued

The Company’s Sponsor, executive officers, directors and director nominees will agree not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 12 months (or up to 18 months, as applicable) from the closing of the Proposed Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY –
Continued

The Initial Stockholders will agree to waive their liquidation rights with respect to the

Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY –
Continued

Liquidity and Management’s Plans
As of September 30, 2021, and prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.
The Company has since completed its Initial Public Offering in November 2021 as described above and had approximately $1.5 million in cash and approximately $1.5 million of working capital immediately after the offering. In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40,
Going Concern, management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year
from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form
8-K,
as filed with the SEC on November 22, 2021.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued
Basis of Presentation - Continued
In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2021 and for the three months ended September 30, 2021 and for the period from March 12, 2021 (inception) through September 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from March 12, 2021 (inception) through September 30, 2021.
The results of operations for the period from March 12, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.
Article 8 of Regulation
S-X
of the SEC
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Emerging Growth Company - Continued

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480,
Distinguished Liabilities from Equity.
Common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.
At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of November 16, 2021, 23,000,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.
Deferred Offering Costs
Deferred offering costs consist of legal and other professional fees incurred through the balance sheet date that are directly related to the Proposed Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities will be expensed as incurred, and offering costs associated with common shares will be charged to stockholders’ equity.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding Class A common stock subject to forfeiture. Weighted average shares at September 30, 2021 were reduced for the effect of an aggregate of 750,000 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).
At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820,
Fair Value Measurement
(“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Fair Value of Financial Instruments - Continued

Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges.
Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates
,
assumptions, and valuation techniques when little or
no
market data exists for the assets or liabilities.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

1
5

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards

Update (“ASU”)
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivate scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective on January 1, 2022, with early adoption permitted. The Company adopted ASU
2020-06
effective March 12, 2021, the date of inception. The adoption of ASU
2020-06
did not have a material impact on the Company’s financial statements
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
NOTE 3 – INITIAL PUBLIC OFFERING
Subsequent to September 30, 2021, pursuant to the Initial Public Offering, the Company sold
23,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
12 anchor investors, none of whom is affiliated with any member of our management team, purchased an aggregate of 20,000,000 of the units sold in the Initial Public Offering. Further, each such anchor investor purchased a pro-rata
portion of 1,515,160 founder shares offered to the anchor investors at $0.004 per share.
The Company considers the excess fair value of the Founder Shares issued to the anchor investors above the purchase price as offering costs and will reduce the gross proceeds by this amount. The Company has valued the excess fair value over consideration of the founder shares offered to the anchor investors at $11,675,823. The excess of the fair value over consideration of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and were allocated to stockholders’ equity and expenses upon the completion of the Initial Public Offering.

1
6

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 4 – PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($9.4 million)
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering such that at the time of closing $232,300,000 was held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
NOTE 5 – RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 Class B common stock (the “Founder Shares”). On April 5, 2021 sponsor transferred 25,000 founder shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. The holders of the Founder Shares agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Proposed Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founders Shares are subject to forfeiture.
The Initial Stockholders will agree not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property.

1
7

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 5 – RELATED PARTY TRANSACTIONS –
Continued

Related Party Loans
On March 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for working capital purposes, legal expenses, consultants, advisors, initial public offering preparation, and other general corporate uses (the “Note”). The Note is non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of September 30, 2021, there was $179,053 outstanding on the Note, which was paid off in full on November 19, 2021.
The Sponsor also agreed to loan the Company up to $1,500,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of September 30, 2021, the Company had not borrowed any amount under the Note.
As of September 30, 2021, $170 was maintained in the Sponsor’s cash account to be used for the Company’s expenditures. On November 19, 2021, the Sponsor used the funds to settle the Company’s expenditures reducing the balance in the Sponsor account to $0.
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, whereby the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

1
8

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 6 – COMMITMENTS & CONTINGENCIES
Registration and Stockholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of this prospectus to purchase up to 3,000,000 additional Units at the Proposed Public Offering price less the underwriting discounts and commissions.
The underwriters were paid a cash underwriting discount of $0.20 per unit, or approximately $4.6 million in the aggregate, payable upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

1
9

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 7 – STOCKHOLDERS’ EQUITY
Class A Common stock
— The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021 there were no Class A common stock issued or outstanding.
Class B Common stock
— The Company is authorized to issue 10,000,000 Class B

common stock with a par value of $0.0001 per share. On March 12, 2021, 5,750,000 Class B common stock were issued and outstanding including an aggregate of up to 750,000 Class B common stock that are subject to forfeiture, to the Company by the Initial Stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the founder shares are subject to forfeiture.
Ordinary stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
The Class B common stock will automatically convert into Class A common stock, which such Class A common stock delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to-one.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 7 – STOCKHOLDERS’ EQUITY –
Continued

Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 there were no preference shares issued or outstanding.
Warrants
— There were no warrants outstanding as of September 30, 2021. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement.
If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

2
1

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 7 – STOCKHOLDERS’ EQUITY –
Continued
The warrants
have an exercise price of $11.50 per share, subject to adjustments,

and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

2
2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 7 – STOCKHOLDERS’ EQUITY –
Continued

Redemption of Warrants When the Price per Class
 A Common stock Equals or Exceeds $12.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price (the “closing price“) of Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A common stock is available throughout the
30-day
redemption period.
Redemption of Warrants When the Price per Class
 A Common stock Equals or Exceeds $10.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

2
3

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021

NOTE 7 – STOCKHOLDERS’ EQUITY –
Continued

•
if the closing price of the Class A common stock for any 20 trading days within a
30-
trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $12.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of
Class A common stock for the above

purpose shall mean the volume weighted average price of our Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment).
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
NOTE 8 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statements were issued. Based upon this review, other than the Initial Public Offering and related transactions as disclosed herein, the Company did not identify any subsequent events that would have required potential adjustment to the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Integrated Rail and Resources Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DHIP Natural Resources Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance

2
5

and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Integrated Rail and Resources Acquisition Corp. was incorporated in Delaware on March 12, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).
For the three months ended September 30, 2021, and for the period March 12, 2021 (inception) through September 30, 2021, we had a net loss of $68,297 and $134,547 respectively which consisted of general and administrative expenses.
Liquidity and Capital Resources
The registration statement for the Company’s IPO was declared effective on November 10, 2021. On November 16, 2021, the Company consummated the IPO of 23,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $230,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, DHIP Natural Resources Investments, LLC (the “Sponsor”), generating gross proceeds of $9,400,000, which is described in Note 4.
Offering costs for the IPO amounted to $24,749,023, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below), $11,675,823 for the excess fair value of founders shares attributable to the Anchor Investors, and $423,200 of other costs. As described in Note 6, the $8,050,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 16, 2023, subject to the terms of the underwriting agreement.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $30,000,000 and incurring additional offering costs of $1,650,000 in underwriting fees, $600,000 of which was paid at the time of closing, and 1,050,000 is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 900,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $900,000.
Following the closing of the IPO and exercise of the over-allotment, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days

2
6

or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans were outstanding.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriter is entitled to deferred underwriting commissions of $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred underwriting commission may be allocated to third parties at the discretion of the Sponsor.

The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, whereby the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or

2
7

revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2
8

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on November 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 12, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-256381).
The registration statement for the Company’s IPO was declared effective on November 10, 2021 On November 16, 2021, Integrated Rail and Resources Acquisition Corp. (the “Company”) consummated its initial public offering (the “IPO”) of 23,000,000 units (the “Units”). The Company consummated the IPO of 23,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $230,000,000
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, DHIP Natural Resources Investments, LLC (the “Sponsor”), generating gross proceeds of $9,400,000, which is described in Note 4.
Offering costs for the IPO amounted to $24,749,023, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below), $11,675,823 for the excess fiar value of founders shares attributable to the Anchor Investors, and $423,200 of other costs. As described in Note 6, the $8,50,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 16, 2023, subject to the terms of the underwriting agreement.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $30,000,000 and incurring additional offering costs of $1,650,000 in underwriting fees, $600,000 of which was paid at the time of closing, and 1,050,000 is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 900,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $900,000.
Following the closing of the IPO and exercise of the over-allotment, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

2
9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated November 11, 2021, by and between the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters. (1)

4.1	Warrant Agreement, dated November 11, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent. (1)

10.1	Letter Agreement, dated November 11, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated November 11, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (1)

10.3	Registration Rights Agreement, dated November 11, 2021, by and among the Company, the Sponsor, and certain other security holders of the Company. (1)

10.5	Private Placement Warrants Subscription Agreement, dated November 11, 2021, by and between the Company and the Sponsor. (1)

10.6	Administrative Support Agreement, dated November 11, 2021, by and between the Company and the Sponsor. (1)

10.7	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Richard D. Bertel. (1)

10.8	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark A. Michel. (1)

10.9	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Chris A. Bertel. (1)

10.10	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Timothy J. Fisher. (1)

10.11	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Nathan Asplund. (1)

10.12	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Rollin D. Bredenberg. (1)

10.13	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Brian M. Feldott. (1)

10.14	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Edmund Underwood, Jr. (1)

10.15	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Robert Bach. (1)

10.16	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark Hemphill. (1)

10.17	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Michael Haeg. (1)

10.18	An Indemnity Agreement, dated November 11, 2021, by and between the Company and Henry N. Didier, Jr. (2)

10.19	Letter Agreement among the Company, Henry N. Didier, Jr., and the Sponsor. (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2021 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: December 21, 2021	By:	/s/ Richard D. Bertel
Name: Richard D. Bertel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Chris A. Bertel
Name: Chris A. Bertel
	Title:	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

32