Form 10-K
period 2021-12-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2022-03-29
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41048

Integrated Rail and Resources Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 Southwest Boulevard, Suite 320 Fort Worth, Texas	76109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817)
737-5885
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	The New York Stock Exchange
Warrants	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K
or any amendment to this
Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
at such date. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on November 11, 2021 and the registrant’s Class A common stock and warrants began separate trading on NYSE on January 3, 2022. The aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the shares of Class A common stock
reported on NYSE on such date, was $231,150,000.
As of March 4, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Integrated Rail and Resources Acquisition Corp.
Annual Report on
Form 10-K
for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS
This Annual Report on
Form 10-K
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

SUMMARY OF RISK FACTORS
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our public shareholders could lose all or part of their investment. Such risks include, but are not limited to:
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business-Combination Risks

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within 12 months (or up to 18 months, as applicable) after the closing of this offering may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Risks Relating to our Sponsor and Management Team

•
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

•
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

•
Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Risks Relating to our Securities

•
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.10 per share.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

•	If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

•
The grant of registration rights to our initial stockholders and the anchor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

PART I

ITEM 1.	BUSINESS
Introduction
Integrated Rail and Resources Acquisition Corp. (“
Integrated Rail
”) is a blank check company incorporated in Delaware on March 12, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form
10-K
as our initial business combination. We have engaged in an extensive research effort to identify a large number of potential targets and have initiated discussions with initial business combination targets.
On November 16, 2021, Integrated Rail consummated its initial public offering (the “
IPO
”) of 23,000,000 units (the “
Units
”), including 3,000,000 Units issued pursuant to the exercise by the underwriters of their over-allotment option in full, each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “
Common
Stock
”) and
one-half
of one redeemable warrant (“
Warrant
”). Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per whole share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. On December 30, 2021, we issued a press release announcing that the holders of our Units may elect to separately trade the shares of Class A Common Stock, par value $0.0001 per share, and the public warrants included in the units commencing on or about January 3, 2022.
The warrants will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the closing of our IPO on November 16, 2021, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation, as described in this Form
10-K.
No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Because Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters in our IPO (the “
Underwriter
”), exercised its over-allotment option in full our initial stockholders, which include our Sponsor (as defined below), did not forfeit any of their shares of the Company’s Class B common stock, par value $0.0001 (the “
Founder Shares
”). We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial business combination, subject to the limitations described herein. If we do not complete our initial business combination within 12 months from November 16, 2021 (subject, however, to two three-month extensions, as described herein), we will redeem 100% of the public shares for cash, subject to applicable law and certain conditions as further described herein.
We have 12 months from the November 16, 2021 closing of our IPO to consummate an initial business combination. In addition, if we anticipate we may not be able to consummate our initial business combination within such 12 month period, we may, but we are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (for a total of up to 18 months to complete a business combination), subject to our sponsor, DHIP Natural Resources Investments, LLC (the “
Sponsor
”), (or its affiliates or designees) depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event both extensions are elected), as described in more detail in this Form
10-K.
Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
Our Sponsor purchased an aggregate of 9,400,000 warrants at a price of $1.00 per warrant ($9,400,000 in the aggregate) each exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, in a private placement that closed simultaneously with the closing of our IPO on November 16, 2021. These warrants are referenced herein as the private placement warrants (the “
Private Placement Warrants
”).
Our initial stockholders, which include our Sponsor, and our anchor investors own an aggregate of 5,750,000 shares of our Class B common stock, which will automatically convert into shares of Class A common stock at the time of our initial business combination.

In addition, each of (i) Castle Creek Strategies LLC, Context Partners Master Fund, L.P., D. E. Shaw Valence Portfolios, L.L.C., Meteora Capital Partners, LP, HGC Investment Management Inc., Highbridge Capital Management, LLC, Radcliffe Capital Management, L.P., and Polar Asset Management Partners Inc., purchased 9.40% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, (ii) Sandia Investment Management L.P. and Space Summit Capital LLC each purchased 7.50% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, and (iii) Vestcor, Inc. and certain accounts managed by Eagle Point Credit Management LLC each purchased 4.90% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, or in each case funds affiliated with such investors, together the anchor investors, for an aggregate purchase price of no more than $200 million, at the public offering price of the units. The anchor investors as a group purchased 20,000,000 units in the aggregate in our IPO, which was approximately 86.96% of the units issued in the IPO, including the shares sold pursuant to the underwriters’ exercise of the over-allotment option. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 53.32% of our outstanding shares of common stock. We issued to the anchor investors 1,515,160 shares of our Class B common stock in connection with the closing of the IPO, and our Sponsor cancelled a like number of shares. Accordingly, because the anchor investors purchase the full amount of units in which they expressed an interest, the anchor investors owned an aggregate of approximately 74.84% of the outstanding shares of common stock immediately following the IPO and our Sponsor owned approximately 14.73% of the outstanding shares of common stock following immediately following the IPO. Because the anchor investors purchased all of the units that were allocated to them, even after taking into account such reductions as are necessary to comply with the NYSE listing requirements, substantially all of the units purchased in the IPO were held by the anchor investors and these investors potentially have different interests than our other public stockholders, as further discussed in this Form
10-K.
The anchor investors will also have the potential to realize enhanced economic returns and overall economic outcome from their investment in us in comparison to our other public stockholders who did not make anchor investments and purchase founder shares. Because the anchor investors purchased all of the units that are allocated to them, even after taking into account such reductions as are necessary to comply with the NYSE listing requirements, the anchor investors’ purchases significantly reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume, volatility, and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could result in our securities being delisted from the NYSE.
General
While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have initially focused our search in North America on railroad companies that transport bulk commodities, terminal companies that transload bulk commodities to and from railroads and pipelines, trucks, and ports, the companies that produce bulk commodities moved by railroads in large volumes, and the rail cars that are used to transport bulk commodities. Bulk commodities include grains and vegetable oils, mineral and metallic ores and concentrates, energy fuels, biofuels, cement and aggregates, and other goods and commodities essential to modern economies. This vertical integration enables synergies and economies of scale and leverages the inherent energy efficiency and low carbon emissions of freight trains, and the rapidly growing demand for bulk commodities necessary to transform industrialized economies into energy efficient and green economies, and to transform emerging economies into industrialized economies.
Our Management Team
Richard D. Bertel
has served as our Chief Executive Officer and Chairman since March 2021. Mr. Bertel is the
Co-Founder,
Chairman and Chief Executive Officer of RGPC. Before founding RGPC in 1986, he founded Trax Engineering & Associates, Inc., an internationally operating civil engineering consultancy specializing in heavy-haul railway projects. Clients and projects included state and federal Departments of Transportation, financial institutions seeking due diligence expertise, and foreign investment entities requiring professional review of railway privatization tenders in offshore companies. In addition, he has been involved in short line and regional start-ups,
financial turnarounds, and transition management for both public and private railroad owners. Richard Bertel earned a bachelor’s degree in business administration from Texas Wesleyan University and an MBA in finance from Texas Christian University. He is also the Chairman of our Board of Directors.
Mark A. Michel
has served as our President, Chief Operating Officer since March 2021, and Vice Chairman since November 2021. Mr. Michel is a Managing Partner at the DHIP Group where he leads the infrastructure line of business. He directs equity investments in high-quality infrastructure assets in the energy, transport and water/wastewater asset classes by custom tailoring financing solutions across a breadth of capital needs. Prior to joining DHIP Group in 2017, he was a Managing Director and Head of Project and Structured Finance at Drexel Hamilton from 2016 to 2019, a full-service institutional investment banking and financial advisory firm. Prior to his time at Drexel Hamilton, he raised capital and worked to structure transactions at Corporate Capital Trust, a $6 billion Business Development Company (BDC) owned and operated by KKR & CNL. Prior to his career in financial services, he served in the White House and was the Navy’s Representative to the National Security Council in the White House Situation Room and was a member of the National Security Council staff. Prior to his White House service, he was a career naval officer achieving the rank of Commander and served in the United States Navy for more than 20 years focusing his service within Naval Special Warfare (SEALs) and the Special Operations and Intelligence Communities and held senior-level positions throughout the Intelligence Community and National Security establishment. He earned a bachelor’s degree in political science from Auburn University and an MBA in finance from the University of Miami Herbert School of Business. He is also the Vice-Chairman of our Board of Directors.

Chris A. Bertel
has served as our Senior Vice President and Chief Financial Officer since March 2021. Mr. Bertel, a fifth-generation railroad executive with more than 20 years of experience, is the Executive Vice President Finance at RGPC. He leads strategic financial planning, direction of capital planning, budgeting and forecasting, compliance reporting, and analyzing potential M&A acquisitions and investment opportunities. He has established and oversees annual key performance indicators for RGPC’s companies and divisions to ensure appropriate financial and operations objectives are being met. He also manages RGPC’s relationships with commercial and investment banks with which RGPC interacts. He earned a bachelor’s degree in finance from Stephen F. Austin University and an MBA in finance from the University of North Texas.
Timothy J. Fisher
has served as our Senior Vice President and Chief Acquisition Officer since March 2021, and Director since November 2021. Mr. Fisher is a Managing Partner at the DHIP Group, where he is responsible for originating and directing equity investments in a variety of infrastructure assets for the independent fund and alongside operating or co-investment
partners. He also works to optimize the capital structure of portfolio companies and to develop new business for portfolio companies. Prior to forming DHIP, he was Managing Partner and Head of Investment Banking at Drexel Hamilton where he worked from 2015 to 2020, a full-service institutional investment banking and financial advisory firm. He worked with a variety of private companies to provide capital solutions and assisted them with structuring and raising equity and debt financing from institutional investors for a variety of purposes including M&A, working capital, capital expenditures, and refinancing. He moved to the buy side as an assistant MLP portfolio manager at Parker Global Strategies in 2013, with his fund posting well above benchmark returns annually. In July 2014, he left to help a family office invest a proprietary pool of capital, raise outside capital and develop new business for lower middle market private companies in the oil and gas, transportation, and specialty finance sectors. He was a U.S. Army Artillery Officer, serving three tours in Iraq where he earned two Bronze Stars and an Army Commendation Medal with
V-Device.
He is a graduate of the U.S. Military Academy (West Point) and earned an MBA from the New York University Stern School of Business. Mr. Fisher is also a member of our Board of Directors.
Robert L. Bach
has served as our Senior Vice President and General Counsel since March 2021. Mr. Bach is the President and Chief Operating Officer at RGPC. He joined RGPC as its President in 2011. Prior to RGPC, he spent 30 years in private practice with a law firm in Minneapolis. During his career, he developed extensive expertise in the legal and business issues confronting short line railroads, which provides him with a broad understanding of the role of short line railroads in commerce, and the related advantages the industry provides to its customers. He earned a bachelor’s degree from the University of Iowa and a JD from the University of Minnesota Law School.
Mark W. Hemphill
has served as our Vice President, Infrastructure Analysis, since March 2021. Mr. Hemphill is Senior Vice President for Project Development at RGPC. Since August 2019, he has led RGPC’s development of greenfield railways and strategic acquisition of railways, and other major projects that require integrated commercial, regulatory, engineering, and construction planning and execution. His railroad career has focused on management, integration, and execution of cross-discipline programs including directing, from Baghdad (from February 2005 to August 2006), the U.S. government’s $250 million reconstruction of the Iraqi Republic Railways following the Iraq War, and 13 years (from September 2006 through July 2019) leading the Railway Consulting Group for HDR, Inc., a 12,000 employee consulting engineering and scientific company. His clients for strategic initiatives at HDR included BNSF Railway, Canadian National Railway, CSX Transportation, Ferromex, Union Pacific Railroad, Sumitomo, and the Kingdoms of Bahrain and Saudi Arabia, for projects in North and South America, Australia, and the Middle East. He earned a bachelor’s degree magna cum laude
from the University of Colorado and a master’s degree in history from the University of Illinois at Urbana-Champaign.
Michael A. Haeg
has served as our Vice President, Commercial Analysis since March 2021. Mr. Haeg is the Vice President for Marketing and Sales at RGPC and has been with the company since 2012. He leads commercial planning, customer relationships and marketing strategies at RGPC. Following a management position at Union Pacific Railroad in grain marketing, he began his short line railroad career with KYLE Railways Inc., as its first Vice President for marketing and sales. He continued with that specific role during StatesRail’s LLC acquisition of KYLE Railways and the eventual acquisition of StatesRail LLC by publicly traded RailAmerica. He is also a member of the Surface Transportation Board Grain Car Counsel and a member of Union Pacific Railroad’s Short Line Advisory Group. He earned a bachelor’s degree from St. John’s University (Minn.) and a master’s degree in international management from the American Graduate School of International Management.
Henry “Hank” N. Didier, Jr.
has served as Vice President for Investor Relations since November 2021. Mr. Didier is the Vice President of Investor Relations at IRRX and a Managing Partner at the DHIP Group, where he has served in a similar role since 2021. Mr. Didier also currently serves in a number of other roles, including as manager of Didier Law Firm, P.A., a law firm founded by Mr. Didier in January 2007; as manager of DidierGroup, LLC, a private equity firm founded by Mr. Didier in May 2017; as manager of Didier Development, LLC, a development management company founded by Mr. Didier in May 2017; as manager of Ethos Projects, LLC, a firm dedicated to identifying land opportunities for conservation and/or green development founded by Mr. Didier in October 2017; and as president and member of Canopy Risk Retention Group, Inc., a North Carolina Department of Insurance-regulated insurance company founded by Mr. Didier in February 2018.

Mr. Didier began his legal career working on environmental land use issues, helping to advise businesses on how to develop land while also respecting the sanctity of Florida’s natural resources, then spent the next 20 years of his legal career first representing large corporations including General Motors, Allstate, and
Wal-Mart
in various legal matters, and then as a complex trial lawyer, litigating cases involving significant product safety defects. He later founded and managed several other businesses across industries tangential to his legal career and as opportunities arose, such as co-founding
Vantage Capital Consultants, LLC, a secondary market annuity company, where he served as partner from December 2010 until August 2020, and founding and managing Economic Recovery Group, LLC, a law firm that specialized in helping businesses and individuals navigate their rights under the BP Settlement Program in relation to the BP oil spill, from September 2012 until December 2020.
Mr. Didier graduated Summa Cum Laude with Honors from Florida State University with dual degrees in Management and Multi-National Business in 1992. He earned his Juris Doctorate with Honors from the Duke University School of Law in 1995. While at Duke, he focused his studies on environmental law and business litigation. During Mr. Didier’s subsequent twenty-year legal career, he garnered many accolades including being consistently recognized in Florida’s Super Lawyers magazine, selected as a member of the Nation’s Top One Percent by the National Association of Distinguished Counsel, included in The Best Lawyers in America
®
2012-2021, a recipient of the 2014 Top Litigator Award by the Trial Lawyers Board of Regents, named one of Florida’s Legal Elite by Florida Trend Magazine, and one of the Top 100 Trial Lawyers by the National Trial Lawyers Association.
Edmund Underwood Jr.
has served as a director since November 2021.
Mr. Underwood serves as President Emeritus of Avsurance Corporation, where he had been President from 1991 to 2021. Since September 2021, Mr. Underwood has served as the Senior Vice President of Risk Management at Rio Grande Pacific Corporation. Mr. Underwood has been a Vice President of Avfuel Corporation and Risk Manager since 1995. He continues as a risk management consultant. Prior to his time at Avsurance and Avfuel, he served as the President of The Underwood Group. Prior to Underwood Group, he was the Vice President of The Rockwood Company. He is a Chartered Property Casualty Underwriter, a Certified Insurance Counselor, a licensed property casualty agent in all 50 states and a licensed risk manager in the state of Texas. He has been a Lloyds of London Broker specializing in the Aviation, Rail and Transportation Industries. He earned a bachelor’s degree from Colby College.
Independent Directors
Rollin D. Bredenberg
has served as a director since November 2021. Mr. Bredenberg is an independent consultant in railroad operations where he advises the Federal Railroad Administration in Positive Train Control (PTC) interoperability requirements and the Amtrak Metrics and Standards rulemaking. Prior to his career in railroad operations consulting, he served in various roles for over 20 years as the Vice President of Capacity Planning and Operations Research at BNSF Railway. While at BNSF, he researched line capacity planning, terminal capacity planning and operations for BNSF. He also served as the Vice President of Service Design and Performance, the Vice President of Operations South and the Vice President of Transportation at BNSF Railway. He also has served as the Chairman of the Board of Operations at the Port Terminal Railroad Association in Houston, Texas. Mr. Bredenberg was a member of the Advisory Board at the Texas A&M Transportation Institute. He earned a bachelor’s degree from Northwestern University and is a graduate of the Harvard Business School for an Advanced Management Program.
Brian M. Feldott
has served as a director since November 2021.
Mr. Feldott is the Chairman of the Audit Committee. Brian is currently the Chief Financial Officer at East Shore Investments and has been in that role since 2019. He is a subject matter expert in corporate finance, treasury operations and accounting. He has excelled at building relationships with investor and bank groups as well as developing cross functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019. As treasurer at Newfield from 2017 to 2019, he was responsible for tax, corporate finance, treasury, and risk management. He was responsible for negotiating and raising $2 billion in unsecured capital and he led a tax saving initiative resulting in nearly $50 million of benefits for Newfield. As the finance integration team leader during the Encana merger, he led the integration for all finance functions from Newfield and played a significant role in the successful transition of finance functions and related operations. Before joining Newfield, Brian served as the Treasurer and Director of Investor Relations for Newpark, an international oil field services company. While at Newpark from 2010 to 2017, he enhanced the global treasury function by centralizing the operations and enhancing the capital structure, this included the issuance of convertible bonds and multiple credit facilities. In addition, his investor relations work resulted in the company gaining
Tier-1
analyst coverage for the first time in company history. Prior to that, he served as Senior Director of Tax and Treasury for ExpressJet Airlines. While at ExpressJet, he helped lead the successful spin-off
of the company from Continental Airlines and developed the company’s accounting, treasury and tax departments as well as the financing of a fleet of 274 aircraft. Brian is a Certified Public Accountant in the state of Texas. He earned a bachelor’s degree in economics from the University of Texas, an MBA in finance from the University of Houston and a master’s of legal studies in oil, gas and energy law from the University of Oklahoma.

Troy O. Welch
has served as a director since March 2022. Mr. Welch has served as a pilot and in various roles within the aviation industry throughout his
46-year
career. Since 2008, Mr. Welch has served as Vice President of Business Development and Citation CE750 Captain of AIRSHARE Corp. Prior to this role, he also served as the sole member and manager of FS JET, LLC from 2007 until 2008; as the General Manager and Aviation Director of Flight Services Company from 2000 until 2007; Vice President of Mergers and Acquisitions of Arch Petroleum, Inc. (NASDAQ: ARCH) from 1995 until 1998; and owned his own airport, Parker County Airport, from 1993 until 2007. Mr. Welch earned a bachelor’s degree in career pilot technology from Mary-Hardin Baylor in 1973 and his juris doctor degree from Texas Tech University School of Law in 1976.
Acquisition Strategy
Our business strategy is to target, identify, and complete a business combination with one or more companies that produces bulk commodities and/or transports bulk commodities. We place particular focus on identifying businesses and business combinations that integrate natural resources and transportation services.
We believe that integration of bulk commodity production and transportation presents an attractive opportunity to pursue a business combination with a blank check company. We believe this business combination will enable us to leverage the production expertise and resource assets of bulk commodity producers, and the transportation assets and efficiency expertise of transportation providers. We believe our integrated approach will create production-to-destination
cost efficiencies, market access opportunities, and pricing opportunities unavailable to stand-alone bulk commodity producers and transportation service providers. Transportation cost is a major component of the delivered cost of bulk commodities: for example, the U.S. Department of Agriculture’s weekly Grain Transportation Report shows that transportation cost ranges from 39 to 48 percent of the landed cost for grain shipments from the U.S. to foreign markets. We believe our expertise in solving transportation problems will enable the bulk commodity producers we target to enter new markets, unlock their resource assets, increase the value of their resource assets, and ultimately achieve higher market share, revenue, and netbacks, Similarly, we believe our integrated approach will enable the transportation service providers we target to make operational and infrastructure efficiency improvements that will achieve long-term market share, revenue, and profitability improvements. This volume and efficiency increase can deliver dramatic transportation cost efficiency: the World Bank has found that as railroad traffic density increases from 5 to 20 million tons annually on a given line segment, per-ton
operating and maintenance costs decrease five-fold. We believe integration of production and transportation will result in a business combination that provides the transportation company with long-term access to bulk commodities, the resource company with long-term transportation cost efficiency, and the integrated company with market share, pricing power, profitability, and growth opportunities that are not inaccessible to non-integrated
producers and transportation providers competing for the same end users of the bulk commodities.
We believe that our integrated bulk commodity and transportation opportunities include:

•
Bulk Commodity Producers with insufficient access to
low-cost,
high-capacity, high-efficiency transportation services from origin to market for bulk commodities, due to insufficient operational and market integration with their transportation service providers;

•
Transportation Service Providers with insufficient volumes to leverage their inherent infrastructure and operational efficiency assets and expertise, due to insufficient integration with their bulk commodity customers;

•	Bulk Commodity Producers and Transportation Service Providers that individually lack the ability to market and execute long-term, high-efficiency, high-netback bulk commodity sales agreements.
Our acquisition strategy leverages our team’s deep understanding of the bulk commodity industries that we have managed or advised throughout our careers, including operating successful railway and transportation enterprises. We believe this cross-sector expertise is unusual in both the railroad industry and the bulk commodity industry. Our management team, led by Mr. Richard D. Bertel of RGPC, has experience:

•
Operating railroad companies, evaluating the business opportunities of railroad companies, developing bulk commodity transportation opportunities, and identifying and recruiting talent in the railroad industry;

•
Developing market-access strategies for bulk commodity customers in regions and industries overlooked or insufficiently served by others, including grain, ethanol, and steel opportunities in central Nebraska, grain opportunities in the northern Great Plains, animal feed, steel, energy fuels, and fertilizer opportunities in Mexico, aggregates opportunities on the Gulf Coast, grain, petroleum products and import-export opportunities on the Lower Mississippi River, and crude oil production and export opportunities in Utah’s Uinta Basin; and

•	Developing and growing companies, both organically and inorganically.
We believe there are opportunities in the bulk commodity production and transportation services industries that will benefit from our integrated approach and expertise, with significant value creation upon completion of a business combination and a public listing for the target company.
Following the closing of our IPO on November 16, 2021, we commenced our search for a potential initial business combination of one or more businesses.
Investment Criteria
Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective business targets. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.
We believe there are a considerable number of target businesses in the bulk commodity production and transportation service industries that can benefit from new capital to scale operations and from integration of production and transportation, which we believe will generate substantial revenue and earnings growth.
We intend to acquire one or more businesses that we believe have one or more of the following characteristics:

•
Stranded Assets.
We are identifying bulk commodity producers, or transportation service providers, that through integration between production and transportation functions, and integration of management expertise and knowledge, will unlock stranded or underutilized production and transportation assets. We are pursuing business combination opportunities within the railroad and bulk commodity sectors to achieve integrated efficiencies and market leverage not available to these companies acting independently. If we vertically integrate this market, we believe it will allow us to lock in the value of the complete commodity supply chain, achieve market leverage, and provide commodity consumers with guaranteed sourcing and logistics solutions. This in turn reduces their market exposure and enables them to provide long-term take-or-pay
contracts at terms attractive to our company.

•
Control of Undervalued Commodity Assets.
We believe certain producers of bulk commodities, such as grains and vegetable oils, mineral and metallic ores and concentrates, energy fuels, biofuels, cement and aggregates, and other goods and commodities essential to modern economies, are undervalued for one or more of the following reasons: the producer’s lack of cost-effective transport to market, the difficult and lengthy regulatory process to permit and license new production and transportation assets, and the market not appreciating the limited supply of the producer’s bulk commodities or the increase in demand for bulk commodities that we believe will occur in the developing world as it seeks to modernize. We believe most market analysis unduly discounts the potential for development and demand for commodities among the 82 percent of the world’s population that lives in countries classified by the United Nations as Medium or Low Human Development.

•
Emissions Profiles that Enable Governments to Meet Carbon Emission Reduction Goals.
Railroads emit 1.5 to 5 times less greenhouse gas emissions than trucks, according to the U.S. Environmental Protection Agency. We believe demand for railroad services, and railroad pricing power, will increase substantially as North American governments either institute carbon taxation schemes, carbon emissions reduction schemes, or make direct investment into freight and passenger railroad infrastructure in order to reduce reliance on trucks and privately owned internal-combustion engine vehicles. We also believe demand for certain fossil fuels will grow during transition to zero-net
carbon emissions infrastructure and transportation, because they offer significantly reduced carbon and other deleterious emissions per unit of transportation output or heating output, compared to existing sources. In particular, we believe demand for natural gas and crude oils with low-
or near-zero sulfur and metals content will supplant or eliminate coal and crude oils with high sulfur and metals content in world markets.

•
Control of Commodity Assets or Transportation Services for Commodity Producers with Exceptional Growth Potential.
Demand for bulk commodities including copper, nickel, lithium, rare earths, and other metals and non-metallic
minerals essential to electric vehicles, electrical power generation, and electrical power transmission is expected to grow at least
5-fold
by 2050, according to the World Bank, and as much as 10 fold according to industry news sources including mining.com. We believe that demand growth will include pricing power both for commodity producers as well as transportation providers, particularly because railroad transportation of bulk commodities is not readily replaced by truck, and because we believe regulatory constraints on pipeline construction and replacement will become increasingly onerous.

•
Significant Barriers to Entry.
We are targeting businesses or assets where new entrants are constrained by lengthy, complicated, or expensive barriers to entry, such as environmental clearances and permits, linear right-of-way
acquisition, public lands entry, or market dominance regulations. In particular, railroads cannot readily be replicated, expansion into new markets is difficult and onerous for large railroad companies, and permitting of resource extraction on federal, tribal, or state lands is lengthy and complex.

Effecting a Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from one or a combination of the following: the proceeds of the IPO and the private placement of the private warrants, proceeds from the sale of additional securities, the issuance of shares or other securities, or new debt. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
Since the consummation of the IPO, we have focused on identifying, doing due diligence on and speaking to management of potential target companies in a variety of markets within our target sectors. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the NYSE, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Members of our management team may directly or indirectly own our founders shares, common stock and/or Private Placement Warrants following the closing of our IPO on November 16, 2021 and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Sources of Target Businesses
Target business candidates may be brought to our attention from various sources, including unaffiliated sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus relating to our IPO (Registration Statement on Form
S-1,
File
No. 333-256381
(the “
Registration Statement
”)) as filed with the Securities and Exchange Commission (the “
SEC
”) on November 12, 2021, and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates. We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business.
We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements is not being used as a criterion in our selection process of an initial business combination candidate.
We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Potential target companies with whom we may engage in discussions may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders. As more fully discussed in the section of this Form
10-K
titled “Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination
The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Our board of directors may not be able to make an independent determination of the fair market value of our initial business combination if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.
We will not purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act rules and regulations. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, there is competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Management Operating and Investment Experience
We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Our Management Team” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and can allocate their time to other businesses. Each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.
As more fully discussed in “Sources of Target Businesses,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing
fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing
fiduciary duties or contractual obligations.
Emerging Growth Company Status and Other Information
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO on November 16, 2021, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30.
Employees
We currently have eight executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they each devote as much of their time as they each deem necessary to our affairs until we have completed our initial business combination. The amount of time they will each devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information
Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on
Form 10-K
contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at
www.sec.gov
.
We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. Our stockholders should consider carefully all of the risks described below, together with the other information contained in this Form
10-K
and other filings made by us with the U.S. Securities and Exchange Commission, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business-Combination Risks
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this Form
10-K
entitled “Risk Factors-Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business-Combination Risks” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote. In addition, the anchor investors have agreed to vote any founder shares in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the November 16, 2021 closing (including in open market and privately negotiated transactions), and our anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 9,583,334, or 41.66667%, of the 23,000,000 public shares sold after November 16, 2021 to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our Sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Our Sponsor, officers, directors, and anchor investors own all of the shares of the Class B common stock, which represented 20% of our outstanding shares of common stock immediately following the November 16, 2021 closing and the private placement. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the anchor investors to vote any founder shares held by them, will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. Because the anchor investors purchased all of the units that they expressed an interest in purchasing, if they hold all such units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, then in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote. Because the anchor investors purchased all of the units for which they expressed an interest, the substantial majority of units sold are held by the anchor investors. The anchor investors may have different interests than our other public stockholders since their investments in the founder shares will generally be worthless if we do not consummate an initial business combination within the completion window. Because the anchor investors can purchase founder shares for the same nominal purchase price paid for such shares by our Sponsor, the anchor investors will also have the potential to realize enhanced economic returns from their investment in us in comparison to our other public stockholders who are not purchasing founder shares from our Sponsor. Accordingly, the anchor investors may be more likely to favor any proposed initial business combination transaction even if our other public stockholders do not favor the transaction.
Participation by our anchor investors reduced the public float for our shares.
Twelve anchor investors each purchased up to either 1,880,000, 1,500,000, or 980,000 units in our IPO at the offering price. Because each of the anchor investors purchased all of the units for which they expressed an interest, approximately 86.96% of the units sold in the IPO (including the shares sold pursuant to the underwriters’ exercise of the over-allotment option) were purchased by the anchor investors immediately following IPO, and such purchases have reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could result in our securities being delisted from the NYSE. The anchor investors are not required to hold any units, Class A common stock or warrants they purchased in the IPO or thereafter for any amount of time. Accordingly, the anchor investors may sell any, or up to all, of the units, Class A common stock or warrants they purchased in the IPO or thereafter at any time. The sale of material amounts of units, Class A common stock or warrants, or the perception that such sales may occur, could reduce the market prices of those securities and may encourage short sales. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 53.32% of our outstanding shares of common stock.
The stockholders’ only opportunity to affect the investment decision regarding a potential business combination is limited to the exercise of the stockholders’ right to redeem their shares from us for cash, unless we seek stockholder approval of the initial business combination.
At the time of their investment in us, the stockholders are not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.
Accordingly, if we do not seek stockholder approval, the stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one
basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our stockholders would have to wait for liquidation in order to redeem their stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, the stockholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If the stockholders are in need of immediate liquidity, the stockholders could attempt to sell their stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, the stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or the stockholders are able to sell their stock in the open market.

The requirement that we complete our initial business combination within 12 months (or up to 18 months, as applicable) after the closing of our IPO on November 16, 2021 may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
pandemic.
The
COVID-19
pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
Our stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. For the stockholders to liquidate their investment, therefore, they may be forced to sell their public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, our stockholders may be forced to sell their public shares or warrants, potentially at a loss.
Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and will file a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
There is competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of the IPO and the sale of the Private Placement Warrants, only approximately $1,750,000 was available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds not to be held in the trust account. Accordingly, the amount of funds held outside the trust account decreased by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates or any of the anchor investors are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or any affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause our stockholders to lose some or all of their investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure our stockholders that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the Registration Statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, it is unlikely that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month from the closing of our IPO on November 16, 2021 (or following the 15th month or the 18th month from the closing of our IPO on November 16, 2021, as applicable) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, our stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.
We are not limited to completing an initial business combination in any industry or geographical region, although we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet definitively selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our stockholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
Although we focus on identifying companies in sectors where we have experience, we may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure our stockholders that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure our stockholders that an investment in our securities will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form
10-K
regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. We may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain a fairness opinion, and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Concentration of ownership among our Sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.
Our Sponsor and the anchor investors owned collectively 89.57% of our outstanding shares of common stock immediately following our IPO. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 53% of our outstanding shares of common stock. As a result, these stockholders have substantial control over us and could be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold the shares included in the units they purchased in the IPO and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares directly or in the Sponsor may provide an incentive for them to do so), we would not need any additional public shares sold to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our Sponsor and the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our common shares because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.
Since our anchor investors own founder shares, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.
The anchor investors paid only a nominal amount for the founder shares that they own. The anchor investors will benefit from any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. Moreover, because the anchor investors acquired all of the their units in the IPO for a purchase price of $10.00 per unit, and acquired all of the 1,515,160 founder shares for a price of $0.004 per share, then assuming each warrant has no value and without taking into account any liquidity discount on the founder shares, the anchor investors paid an effective price of $9.29 per share of common stock acquired, as compared to the $10.00 per share paid by the other public stockholders in the IPO. As a result of their interest in the founder shares, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our stockholders that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any of our securities issued in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure our stockholders that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Holders of our founder shares, who collectively beneficially own up to 20% of our common stock as of the closing of our IPO on November 16, 2021, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. Because the anchor investors purchased all of the units that they have expressed an interest in purchasing in the IPO, if such anchor investors hold all such units until prior to consummation of our initial business combination and vote their public shares to amend our amended and restated certificate of incorporation, no affirmative votes from other public stockholders may be required to approve such amendment to our amended and restated certificate of incorporation. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares on a business combination if we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not yet definitively selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds raised in the IPO and the sale of the Private Placement Warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure our stockholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share,” under certain circumstances our public stockholders may receive less than $10.10 per share upon the liquidation of the trust account.

Our initial stockholders and anchor investors control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support.
Immediately after the closing of our IPO on November 16, 2021, our initial stockholders and the anchor investors owned shares representing 89.57% of our issued and outstanding shares of common stock. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 53.32% of our outstanding shares of common stock. In addition, the founder shares, all of which are held by our initial stockholders and the anchor investors, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election or removal of directors during such time. As a result, our stockholders will not have any influence over the election or removal of directors prior to our initial business combination. Accordingly, our initial stockholders and the anchor investors may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. The anchor investors each purchased all of the units that each anchor investor has expressed an interest in purchasing, increasing their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and the anchor investors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders and the anchor investors will continue to exert control at least until the completion of our initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket
expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket
expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket
expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket
expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure our stockholders that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement with us, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and stockholder rights agreement.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine), or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from the IPO and the sale of the Private Placement Warrants, $232,300,000 is available to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Risks Relating to our Sponsor and Management Team
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Unlike some other blank check companies, we may extend the time to complete a business combination by up to six months without a stockholder vote or their ability to redeem their shares.
We will have 12 months from the closing of our IPO on November 16, 2021 to consummate an initial business combination. However, unlike some other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but we are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each (for a total of up to 18 months to complete a business combination); provided that, pursuant to the terms of our certificate of incorporation and the trust agreement between us and American Stock Transfer & Trust Company, the only way to extend the time available for us to consummate our initial business combination is for our Sponsor (or its affiliates or designees), upon five days’ advance notice prior to each applicable deadline, to deposit into the trust account $2,300,000 ($0.10 per public share, or an aggregate of $4,600,000, if the time to consummate a business combination is extended to a full 18 months), on or prior to the date of the applicable deadline. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Our Sponsor (or its affiliates or designees) are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Since our Sponsor, officers and directors, and the anchor investors will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they acquired), and because our Sponsor, officers and directors and the anchor investors who have an interest in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. In addition, since our Sponsor paid only approximately $0.004 per share for the founder shares, certain of our officers and directors and the anchor investors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In March 2021, our Sponsor paid us $25,000, or approximately $0.003 per share, to cover certain of our formation and operating expenses in consideration for 7,906,250 founder shares. In September 2021, our Sponsor forfeited 2,156,250 founder shares, resulting in our Sponsor holding 5,750,000 founder shares, for which it paid approximately $0.004 per share on a post-forfeiture basis. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination. Additionally, each of the anchor investors entered into an agreement with our Sponsor and certain of its members pursuant to which, subject to the conditions set forth therein, each such investor purchased up to either 142,425, 113,637, or 74,243, depending on such investors percentage investment, founder shares upon closing of our IPO on November 16, 2021. Our Sponsor accordingly cancelled an aggregate of 1,515,160 founder shares, which were reissued by us to our anchor investors in the IPO. As a result of the founder shares that our anchor investors may hold, they may have different interests with respect to a vote on an initial business combination than other public stockholders. In addition, our Sponsor has committed to purchase an aggregate of 9,400,000 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $9,400,000, or $1.00 per warrant, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form
10-K
entitled “Management — Directors and Officers.”
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, and our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that our stockholders should be aware of, please see the sections of this Form
10-K
entitled “Certain Relationships and Related Transactions, and Director Independence.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Form
10-K
entitled “Conflicts of Interest.” Such entities may compete with us for business combination opportunities. We may pursue a transaction with an affiliated entity if we determined that such affiliated entity meets our criteria for an initial business combination as set forth in the section of this Form
10-K
entitled “Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. New management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Risks Relating to our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.10 per share.
The proceeds held in the trust account are being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.10 per share. On February 28, 2022, the balance of the trust account was $232,304,908.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investment in our company is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the NYSE. We cannot assure our stockholders that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time. For example, because the anchor investors purchased all of the units allocated to them in the IPO (20,000,000 units), such purchases have reduced the available public float for our securities. This reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could result in our securities being delisted from the NYSE.
If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on the NYSE, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if our stockholders or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, our stockholders will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and our stockholders could suffer a material loss on their investment in us if our stockholders sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, our stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our stockholders or potential investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or Form
10-K,
the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

If a warrant holder exercises their public warrants on a “cashless basis,” they will receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, a warrant holder would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.
The grant of registration rights to our initial stockholders and the anchor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement, our initial stockholders, the anchor investors and their permitted transferees can demand that we register the Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the founder shares and the Private Placement Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, anchor investors or holders of working capital loans, or their respective permitted transferees are registered.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 77,000,000 and 4,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants nor the shares of Class A common stock issuable upon conversion of Class B common stock. Immediately after the consummation of the IPO, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one
ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial
business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of our IPO on November 16, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.
The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
In March, 2021, our Sponsor paid an aggregate of $25,000, or approximately $0.003 per founder share, and, accordingly, investors in our IPO experienced immediate and substantial dilution from the purchase of our Class B common stock. In September 2021, our Sponsor forfeited 2,156,250 founder shares, resulting in our Sponsor holding 5,750,000 founder shares, for which it paid approximately $0.004 per share on a post-forfeiture basis.
The difference between the public offering price per share (allocating all of the unit purchase price to the Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after the closing of our IPO constituted the dilution to our stockholders and the other investors. Our Sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing, the public stockholders incurred an immediate and substantial dilution of approximately 155.6% (or $15.56 per share), the difference between the pro forma net tangible book value per share of $15.56 and the IPO price of $10.00 per unit. In addition, because of the anti-dilution rights of the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

Unlike many other similarly structured blank check companies, holders of our founder shares will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from many other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of the stockholders’ warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without their approval.
Our warrants were issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Form
10-K,
or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Our warrants are accounted for as a warrant liability and have been recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.
We issued warrants to purchase 11,500,000 shares of our Class A common stock as part of the IPO and, simultaneously, we issued Private Placement Warrants to purchase an aggregate of 9,400,000 shares of Class A common stock at $11.50 per share. We account for these as a warrant liability and recorded them at fair value upon issuance and will record any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
We may redeem our stockholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to our stockholders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding warrants could force our stockholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for our stockholders to do so, (ii) to sell their warrants at the then-current market price when our stockholders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 11,500,000 shares of our Class A common stock as part of the units offered in the IPO and we issued Private Placement Warrants to purchase an aggregate of 9,400,000 shares of Class A common stock at $11.50 per share. Our initial stockholders and the anchor investors in the IPO currently own an aggregate of 5,750,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.
To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.
The Private Placement Warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they are not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.
Because each unit contains
one-half
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-half
of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless our stockholders purchase at least two units, our stockholders will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.
Unlike most blank check companies, if

(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)
the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

An active trading market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.
There is limited prior market history on which an investor can base their investment decision. The price of our securities may vary significantly due to one or more potential initial business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. Our stockholders may be unable to sell their securities unless a market can be established and sustained.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of our public shares upon the consummation of our initial business combination.
We initially offered units at a price of $10.00 per unit and the amount in our trust account was initially anticipated to be $10.10 per public share, implying an initial value of $10.10 per public share if no value is attributed to the warrants. However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. In addition, our anchor investors purchased an aggregate of 1,515,160 founder shares, at a purchase price of approximately $0.004 per share. As a result, the value of the public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $224,250,000, which is the amount we would have for our initial business combination in the trust account after payment of $8,050,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $10.00 per share upon consummation of our initial business combination, which would be a 0% decrease as compared to the initial implied value per public share of $10.10 (the price per unit in the IPO, assuming no value to the public warrants).

Public shares (Class A common stock)	23,000,000
Founder shares (Class B common stock)	5,750,000

Total shares (Total shares)	28,750,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$232,300,000
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial business combination	$10.00

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.
Upon the closing of our IPO on November 16, 2021, our Sponsor has invested in us an aggregate of $9,425,000, comprised of the $25,000 purchase price for the founder shares and the $9,400,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,750,000 founder shares would have an aggregate implied value of $57,500,000. Even if the trading price of our common stock was as low as $0.41 per share, and the Private Placement Warrants were worthless, the value of the founder shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. In addition, in the event that our anchor investors purchase founder shares for $0.004 per share, then our anchor investors may be able to recoup their investment in us and make a profit in that investment even if our public shares have lost value. For the foregoing reasons, stockholders and potential investors should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with the initial business combination.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain U.S. federal income tax consequences for an investor. For instance, because there are no authorities that directly address the federal income tax implications of instruments similar to the units we issued in the IPO, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-half
of one warrant to purchase one share of our Class A common stock included in each unit could be challenged by the Internal Revenue Service, or “IRS,” or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued as part of the IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult and rely on their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding, or disposing of our securities.
Our warrant agreement designates the courts of the State of New York located in the in the Borough of Manhattan or the United States District Court for the Southern District of New York as the exclusive forums for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the Borough of Manhattan or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction is the exclusive forum for any such action, proceeding or claim. We waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants is deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, in the name of any holder of our warrants, such holder is deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in such action as agent for such warrant holder.
The
choice-of-forum
provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
General Risk Factors
We are a company with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
We are a company with no operating results. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We currently have no definitive plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and its affiliates may not be indicative of future performance of an investment in the Company.
Past performance by our management team and its affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Our stockholders should not rely on the historical record of our management team or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team and their affiliates have been involved in businesses and transactions that were not successful.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by November 16, 2022 (which is subject to two three-month extensions). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by November 16, 2022 (or February 16, 2023 or May 16, 2023, as applicable). If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.
We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by November 16, 2022 (or February 16, 2023 or May 16 2023, if the term is extended, as further described in this Annual Report on Form 10-K). We expect to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.
In addition, prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company is using these funds primarily to identify and evaluate target businesses to complete an initial business combination.
The Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business until November 16, 2022. However, if the Company’s estimates of the costs of completing an initial business combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate the business prior to the initial business combination. Furthermore, if the term for entering into a business combination is extended from November 16, 2022 to February 16, 2023 or May 16, 2023, the Company may need to raise additional funds to meet the expenditures required for operating its business through such extension dates. If the Company is unable to complete an initial business combination due to insufficient available funds, it will be forced to cease operations and liquidate the trust account.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or any affiliates of the Sponsor, may, but are not obligated to, loan funds to the Company on a non-interest basis as may be required. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the sponsor or any affiliates of the sponsor. Additionally, the Company could suspend payments on the administrative service agreement (as discussed in Note 5 to the financial statements of this Annual Report on Form 10-K) to conserve working capital.
In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern, management believes that the current working capital along with the ability to suspend certain costs and also raise funding through Sponsor financing, will enable it to sustain operations for a period of at least one-year form the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our executive offices are located at 6100 Southwest Boulevard, Suite 320, Fort Worth, Texas 76109 and our telephone number is (817)
737-5885.
Our executive offices are provided to us by our Sponsor. Commencing on June 16, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Units began trading on the NYSE under the symbol “IRRXU” on November 12, 2021. Commencing on January 3, 2022, the holders of the Units could elect to separately trade the shares of Class A common stock and warrants included in the Units. The shares of the Class A common stock and warrants that are separated, trade on the NYSE under the symbols “IRRX” and “IRRXW”, respectively. Those Units not separated continue to trade on the NYSE under the symbol “IRRXU”.
Holders of Record
As of March 4, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, twenty-nine holders of record of our Class B common stock, one holder of record of our Private Placement Warrants and one holder of record of our public warrants. The number of record holders does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination.
The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
In March 2021, our Sponsor purchased an aggregate of 5,750,000 of founder shares for an aggregate purchase price of $25,000 or approximately $0.004 per share. Interests in an aggregate of 100,000 of such shares were granted to certain of our directors and an aggregate of 1,515,160 of such shares were cancelled by our Sponsor and reissued by us to our anchor investors in the IPO. Our Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one
basis, upon the completion of a business combination. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined such that the founder shares represented 20% of the outstanding shares of our common stock after the IPO.
November 16, 2021, we consummated our IPO of 23,000,000 units, inclusive of 3,000,000 units sold to the underwriters exercising their over-allotment option in full. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Each unit consisted of one Class A common stock of the company, par value $0.0001 per share, and one-half
of one redeemable warrant of the company. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
Stifel, Nicolaus & Company, Incorporated acted as sole book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-256381).
The SEC declared the registration statement effective on November 11, 2021.
Simultaneously with the consummation of the IPO we consummated a private placement of 9,400,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,400,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the units sold in the IPO, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the IPO and the Private Placement Warrants, $232,300,000 was placed in the trust account.
We paid a total of $4,600,000 in upfront underwriting discounts and commissions and $610,455 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.
There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File
No. 333-256381),
dated October 26, 2021.
Use of Proceeds
For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this
Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

ITEM 6.	SELECTED FINANCIAL DATA
As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated as a Delaware corporation on March 12, 2021 (inception) formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “
Business Combination
”). We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our stockholders that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the period from March 12, 2021 (inception) through December 31, 2021, we had a net loss from operations of $434,274 which consisted of formation and operating costs.
Liquidity and Capital Resources
On November 16, 2021, we completed the IPO of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we completed the sale of 9,400,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $9,400,000.
Following the IPO and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the trust account, and we had $1,712,612 of cash held outside of a trust account after payment of costs related to the IPO, and available for working capital purposes. We incurred $24,936,278 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of founder shares attributable to the anchor investors and $610,455 of other offering costs.
For the period from March 12, 2021 (inception) through December 31, 2021, net cash used in operating activities was $910,267. Net loss of $1,523,440 was impacted by $1,061,386 of offering costs allocated to operating expenses in connection with the Public and Private Placement warrants that were classified as liabilities.
At December 31, 2021, we had cash held in the trust account of $232,302,620. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $1,004,278 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. We began incurring these fees on December 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $8.1 million. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“
ASC
”) Topic 480, Distinguished Liabilities from Equity. Common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.
At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2021, 23,000,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.
Net Income (Loss) per Common Stock
We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding Class A common stock subject to forfeiture.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“
FASB
”) issued Accounting Standards Update (“
ASU
”)
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “
Certifying Officers
”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-
15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and executive officers as of March 1, 2022.

Name	Age	Position
Richard D. Bertel	68	Chief Executive Officer, Chairman
Mark A. Michel	48	President and Chief Operating Officer, Vice Chairman
Chris A. Bertel	49	Senior Vice President and Chief Financial Officer
Timothy J. Fisher	42	Senior Vice President and Chief Acquisition Officer, Director
Robert L. Bach	73	Senior Vice President and General Counsel
Mark W. Hemphill	63	Vice President, Infrastructure Analysis
Michael Haeg	67	Vice President, Commercial Analysis
Henry N. Didier, Jr.	52	Vice President for Investor Relations
Rollin D. Bredenberg	76	Director
Brian M. Feldott	47	Director
Edmund Underwood, Jr.	67	Director
Troy O. Welch	69	Director
Below is a summary of the business experience of each our executive officers and directors:
Officers and Directors
Richard D. Bertel
has served as our Chief Executive Officer and Chairman since March 2021. Mr. Bertel is the
Co-Founder,
Chairman and Chief Executive Officer of RGPC. Before founding RGPC in 1986, he founded Trax Engineering & Associates, Inc., an internationally operating civil engineering consultancy specializing in heavy-haul railway projects. Clients and projects included state and federal Departments of Transportation, financial institutions seeking due diligence expertise, and foreign investment entities requiring professional review of railway privatization tenders in offshore companies. In addition, he has been involved in short line and regional start-ups,
financial turnarounds, and transition management for both public and private railroad owners. Richard Bertel earned a bachelor’s degree in business administration from Texas Wesleyan University and an MBA in finance from Texas Christian University. He is also the Chairman of our Board of Directors.
Mark A. Michel
has served as our President, Chief Operating Officer since March 2021, and Vice Chairman since November 2021. Mr. Michel is a Managing Partner at the DHIP Group where he leads the infrastructure line of business. He directs equity investments in high-quality infrastructure assets in the energy, transport and water/wastewater asset classes by custom tailoring financing solutions across a breadth of capital needs. Prior to joining DHIP Group in 2017, he was a Managing Director and Head of Project and Structured Finance at Drexel Hamilton from 2016 to 2019, a full-service institutional investment banking and financial advisory firm. Prior to his time at Drexel Hamilton, he raised capital and worked to structure transactions at Corporate Capital Trust, a $6 billion Business Development Company (BDC) owned and operated by KKR & CNL. Prior to his career in financial services, he served in the White House and was the Navy’s Representative to the National Security Council in the White House Situation Room and was a member of the National Security Council staff. Prior to his White House service, he was a career naval officer achieving the rank of Commander and served in the United States Navy for more than 20 years focusing his service within Naval Special Warfare (SEALs) and the Special Operations and Intelligence Communities and held senior-level positions throughout the Intelligence Community and National Security establishment. He earned a bachelor’s degree in political science from Auburn University and an MBA in finance from the University of Miami Herbert School of Business. He is also the Vice-Chairman of our Board of Directors.

Chris A. Bertel
has served as our Senior Vice President and Chief Financial Officer since March 2021. Mr. Bertel, a fifth-generation railroad executive with more than 20 years of experience, is the Executive Vice President Finance at RGPC. He leads strategic financial planning, direction of capital planning, budgeting and forecasting, compliance reporting, and analyzing potential M&A acquisitions and investment opportunities. He has established and oversees annual key performance indicators for RGPC’s companies and divisions to ensure appropriate financial and operations objectives are being met. He also manages RGPC’s relationships with commercial and investment banks with which RGPC interacts. He earned a bachelor’s degree in finance from Stephen F. Austin University and an MBA in finance from the University of North Texas.
Timothy J. Fisher
has served as our Senior Vice President and Chief Acquisition Officer since March 2021, and Director since November 2021. Mr. Fisher is a Managing Partner at the DHIP Group, where he is responsible for originating and directing equity investments in a variety of infrastructure assets for the independent fund and alongside operating or co-investment
partners. He also works to optimize the capital structure of portfolio companies and to develop new business for portfolio companies. Prior to forming DHIP, he was Managing Partner and Head of Investment Banking at Drexel Hamilton where he worked from 2015 to 2020, a full-service institutional investment banking and financial advisory firm. He worked with a variety of private companies to provide capital solutions and assisted them with structuring and raising equity and debt financing from institutional investors for a variety of purposes including M&A, working capital, capital expenditures, and refinancing. He moved to the buy side as an assistant MLP portfolio manager at Parker Global Strategies in 2013, with his fund posting well above benchmark returns annually. In July 2014, he left to help a family office invest a proprietary pool of capital, raise outside capital and develop new business for lower middle market private companies in the oil and gas, transportation, and specialty finance sectors. He was a U.S. Army Artillery Officer, serving three tours in Iraq where he earned two Bronze Stars and an Army Commendation Medal with
V-Device.
He is a graduate of the U.S. Military Academy (West Point) and earned an MBA from the New York University Stern School of Business. Mr. Fisher is also a member of our Board of Directors.
Robert L. Bach
has served as our Senior Vice President and General Counsel since March 2021. Mr. Bach is the President and Chief Operating Officer at RGPC. He joined RGPC as its President in 2011. Prior to RGPC, he spent 30 years in private practice with a law firm in Minneapolis. During his career, he developed extensive expertise in the legal and business issues confronting short line railroads, which provides him with a broad understanding of the role of short line railroads in commerce, and the related advantages the industry provides to its customers. He earned a bachelor’s degree from the University of Iowa and a JD from the University of Minnesota Law School.
Mark W. Hemphill
has served as our Vice President, Infrastructure Analysis, since March 2021. Mr. Hemphill is Senior Vice President for Project Development at RGPC. Since August 2019, he has led RGPC’s development of greenfield railways and strategic acquisition of railways, and other major projects that require integrated commercial, regulatory, engineering, and construction planning and execution. His railroad career has focused on management, integration, and execution of cross-discipline programs including directing, from Baghdad (from February 2005 to August 2006), the U.S. government’s $250 million reconstruction of the Iraqi Republic Railways following the Iraq War, and 13 years (from September 2006 through July 2019) leading the Railway Consulting Group for HDR, Inc., a 12,000 employee consulting engineering and scientific company. His clients for strategic initiatives at HDR included BNSF Railway, Canadian National Railway, CSX Transportation, Ferromex, Union Pacific Railroad, Sumitomo, and the Kingdoms of Bahrain and Saudi Arabia, for projects in North and South America, Australia, and the Middle East. He earned a bachelor’s degree magna cum laude
from the University of Colorado and a master’s degree in history from the University of Illinois at Urbana-Champaign.
Michael A. Haeg
has served as our Vice President, Commercial Analysis since March 2021. Mr. Haeg is the Vice President for Marketing and Sales at RGPC and has been with the company since 2012. He leads commercial planning, customer relationships and marketing strategies at RGPC. Following a management position at Union Pacific Railroad in grain marketing, he began his short line railroad career with KYLE Railways Inc., as its first Vice President for marketing and sales. He continued with that specific role during StatesRail’s LLC acquisition of KYLE Railways and the eventual acquisition of StatesRail LLC by publicly traded RailAmerica. He is also a member of the Surface Transportation Board Grain Car Counsel and a member of Union Pacific Railroad’s Short Line Advisory Group. He earned a bachelor’s degree from St. John’s University (Minn.) and a master’s degree in international management from the American Graduate School of International Management.
Henry “Hank” N. Didier, Jr.
has served as Vice President for Investor Relations since November 2021. Mr. Didier is the Vice President of Investor Relations at IRRX and a Managing Partner at the DHIP Group, where he has served in a similar role since 2021. Mr. Didier also currently serves in a number of other roles, including as manager of Didier Law Firm, P.A., a law firm founded by Mr. Didier in January 2007; as manager of DidierGroup, LLC, a private equity firm founded by Mr. Didier in May 2017; as manager of Didier Development, LLC, a development management company founded by Mr. Didier in May 2017; as manager of Ethos Projects, LLC, a firm dedicated to identifying land opportunities for conservation and/or green development founded by Mr. Didier in October 2017; and as president and member of Canopy Risk Retention Group, Inc., a North Carolina Department of Insurance-regulated insurance company founded by Mr. Didier in February 2018.

Mr. Didier began his legal career working on environmental land use issues, helping to advise businesses on how to develop land while also respecting the sanctity of Florida’s natural resources, then spent the next 20 years of his legal career first representing large corporations including General Motors, Allstate, and
Wal-Mart
in various legal matters, and then as a complex trial lawyer, litigating cases involving significant product safety defects. He later founded and managed several other businesses across industries tangential to his legal career and as opportunities arose, such as co-founding
Vantage Capital Consultants, LLC, a secondary market annuity company, where he served as partner from December 2010 until August 2020, and founding and managing Economic Recovery Group, LLC, a law firm that specialized in helping businesses and individuals navigate their rights under the BP Settlement Program in relation to the BP oil spill, from September 2012 until December 2020.
Mr. Didier graduated Summa Cum Laude with Honors from Florida State University with dual degrees in Management and Multi-National Business in 1992. He earned his Juris Doctorate with Honors from the Duke University School of Law in 1995. While at Duke, he focused his studies on environmental law and business litigation. During Mr. Didier’s subsequent twenty-year legal career, he garnered many accolades including being consistently recognized in Florida’s Super Lawyers magazine, selected as a member of the Nation’s Top One Percent by the National Association of Distinguished Counsel, included in The Best Lawyers in America
®
2012-2021, a recipient of the 2014 Top Litigator Award by the Trial Lawyers Board of Regents, named one of Florida’s Legal Elite by Florida Trend Magazine, and one of the Top 100 Trial Lawyers by the National Trial Lawyers Association.
Edmund Underwood Jr.
has served as a director since November 2021.
Mr. Underwood serves as President Emeritus of Avsurance Corporation, where he had been President from 1991 to 2021. Since September 2021, Mr. Underwood has served as the Senior Vice President of Risk Management at Rio Grande Pacific Corporation. Mr. Underwood has been a Vice President of Avfuel Corporation and Risk Manager since 1995. He continues as a risk management consultant. Prior to his time at Avsurance and Avfuel, he served as the President of The Underwood Group. Prior to Underwood Group, he was the Vice President of The Rockwood Company. He is a Chartered Property Casualty Underwriter, a Certified Insurance Counselor, a licensed property casualty agent in all 50 states and a licensed risk manager in the state of Texas. He has been a Lloyds of London Broker specializing in the Aviation, Rail and Transportation Industries. He earned a bachelor’s degree from Colby College.
Independent Directors
Rollin D. Bredenberg
has served as a director since November 2021. Mr. Bredenberg is an independent consultant in railroad operations where he advises the Federal Railroad Administration in Positive Train Control (PTC) interoperability requirements and the Amtrak Metrics and Standards rulemaking. Prior to his career in railroad operations consulting, he served in various roles for over 20 years as the Vice President of Capacity Planning and Operations Research at BNSF Railway. While at BNSF, he researched line capacity planning, terminal capacity planning and operations for BNSF. He also served as the Vice President of Service Design and Performance, the Vice President of Operations South and the Vice President of Transportation at BNSF Railway. He also has served as the Chairman of the Board of Operations at the Port Terminal Railroad Association in Houston, Texas. Mr. Bredenberg was a member of the Advisory Board at the Texas A&M Transportation Institute. He earned a bachelor’s degree from Northwestern University and is a graduate of the Harvard Business School for an Advanced Management Program.
Brian M. Feldott
has served as a director since November 2021.
Mr. Feldott is the Chairman of the Audit Committee. Brian is currently the Chief Financial Officer at East Shore Investments and has been in that role since 2019. He is a subject matter expert in corporate finance, treasury operations and accounting. He has excelled at building relationships with investor and bank groups as well as developing cross functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019. As treasurer at Newfield from 2017 to 2019, he was responsible for tax, corporate finance, treasury, and risk management. He was responsible for negotiating and raising $2 billion in unsecured capital and he led a tax saving initiative resulting in nearly $50 million of benefits for Newfield. As the finance integration team leader during the Encana merger, he led the integration for all finance functions from Newfield and played a significant role in the successful transition of finance functions and related operations. Before joining Newfield, Brian served as the Treasurer and Director of Investor Relations for Newpark, an international oil field services company. While at Newpark from 2010 to 2017, he enhanced the global treasury function by centralizing the operations and enhancing the capital structure, this included the issuance of convertible bonds and multiple credit facilities. In addition, his investor relations work resulted in the company gaining
Tier-1
analyst coverage for the first time in company history. Prior to that, he served as Senior Director of Tax and Treasury for ExpressJet Airlines. While at ExpressJet, he helped lead the successful spin-off
of the company from Continental Airlines and developed the company’s accounting, treasury and tax departments as well as the financing of a fleet of 274 aircraft. Brian is a Certified Public Accountant in the state of Texas. He earned a bachelor’s degree in economics from the University of Texas, an MBA in finance from the University of Houston and a master’s of legal studies in oil, gas and energy law from the University of Oklahoma.

Troy O. Welch
has served as a director since March 2022. Mr. Welch has served as a pilot and in various roles within the aviation industry throughout his
46-year
career. Since 2008, Mr. Welch has served as Vice President of Business Development and Citation CE750 Captain of AIRSHARE Corp. Prior to this role, he also served as the sole member and manager of FS JET, LLC from 2007 until 2008; as the General Manager and Aviation Director of Flight Services Company from 2000 until 2007; Vice President of Mergers and Acquisitions of Arch Petroleum, Inc. (NASDAQ: ARCH) from 1995 until 1998; and owned his own airport, Parker County Airport, from 1993 until 2007. Mr. Welch earned a bachelor’s degree in career pilot technology from Mary-Hardin Baylor in 1973 and his juris doctor degree from Texas Tech University School of Law in 1976.
Our directors and officers play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest” in this Form
10-K,
none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure our stockholders that they will, in fact, be able to do so.
Family Relationships
Richard D. Bertel, our Chief Executive Officer and Chairman, is father to Christopher A. Bertel, our Senior Vice President and Chief Financial Officer. There are otherwise no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.
Involvement in Certain Legal Proceedings
During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation
S-K.
Board Meetings; Committee Meetings; and Annual Meeting Attendance
In 2021, the Board of Directors held five board meetings and acted by unanimous written consent on various matters on five occasions. In addition, in 2021 the Audit Committee held two meetings.
Officer and Director Qualifications
Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.
Board Committees
The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee and compensation committee has a charter, which were filed with the SEC as exhibits to the Registration Statement on
Form S-1
on May 21, 2021.
Audit Committee
We have established an audit committee of the board of directors. Mr. Feldott and Mr. Bredenberg serve as members of our audit committee, and Mr. Feldott chairs the audit committee. Under the applicable NYSE and SEC rules, we will be required to have at least three members of the audit committee, all of whom must be independent. Currently, we utilize a phase-in exemption under the NYSE rules and expect that our audit committee will satisfy the standards promulgated by the NYSE by November 12, 2022. Each of Mr. Feldott and Mr. Bredenberg meets the independent director standard under the NYSE rules and under Rule
10-A-3(b)(1)
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Feldott qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Mr. Bredenberg and Mr. Feldott serve as members of our compensation committee. Under the applicable NYSE and SEC rules, we are required to have at least two members of the compensation committee, each of whom must be independent. Mr. Bredenberg and Mr. Feldott are independent and Mr. Bredenberg chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for up to 12 months (or up to 18 months, as applicable), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Mr. Feldott, Mr. Bredenberg and Mr. Bredenberg. Mr. Bredenberg is the chair of the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for

Conflicts of Interest
Investors should be aware of the following potential conflicts of interest:
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities (including investment vehicles that may pursue investment opportunities suitable for us) pursuant to which such officer or director is or will be required to present a business combination opportunity.
Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities (including investment vehicles that may pursue investment opportunities suitable for us) with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months (or up to 18 months, as applicable) after the closing of our IPO on November 16, 2021. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or any affiliates of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities (including investment vehicles that may pursue investment opportunities suitable for us). Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Richard D. Bertel	Rio Grande Pacific Corporation	Integrated railroad and railroad-services provider	Chairman and Executive Officer

Mark A. Michel	DHIP Group	Independent infrastructure fund manager	Managing Partner

Chris A. Bertel	Rio Grande Pacific Corporation	Integrated railroad and railroad-services provider	Executive Officer

Timothy J. Fisher	DHIP Group	Independent infrastructure fund manager	Managing Partner

Robert L. Bach	Rio Grande Pacific Corporation	Integrated railroad and railroad-services provider	Executive Officer

Mark W. Hemphill	Rio Grande Pacific Corporation	Integrated railroad and railroad-services provider	Senior Vice President

Michael Haeg	Rio Grande Pacific Corporation	Integrated railroad and railroad-services provider	Vice President

Troy O. Welch	AIRSHARE Corp.	Aviation services	Vice President Business Development and Citation CE750 Captain

Brian M. Feldott	East Shore Investments	Investment Services	Chief Financial

Edmund Underwood, Jr.	Avsurance Corporation	Aviation Risk Management solutions	President

Henry N. Didier, Jr.	DHIP Group	Independent infrastructure fund manager	Managing Partner

	Didier Law Firm, P.A.	Law firm	Manager

	DidierGroup, LLC	Private equity firm	Manager

	Didier Development, LLC	Development management company	Manager

	Ethos Projects, LLC	Land conservation and green development research firm	Manager

	Canopy Risk Retention Group, Inc.	Insurance company	President and Member
Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors (including any investment vehicles to which any of the foregoing provide investment advice). In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have incorporated by reference our Code of Ethics and our audit and compensation committee charters as exhibits to this Annual Report on Form
10-K.
Our stockholders are able to review these documents by accessing our public filings at the SEC’s web site at
www.sec.gov
. In addition, a copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe all of our officers, directors and holders of more than 10% of the outstanding securities of the company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act with the exception of one late Form 3 filing by Mr. Didier required within the ten-day
period of his appointment as an officer to reflect his beneficial ownership of zero of the Company’s securities.

ITEM 11.	EXECUTIVE COMPENSATION
Employment Agreements
We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.
Executive Officers and Director Compensation
None of our officers has received any cash compensation for services rendered to us. On April 5, 2021, the Sponsor transferred 25,000 founder shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., who were independent director nominees at such time, and were subsequently elected to the Board. On March 1, 2022, Mr. Asplund resigned from our board of directors and tendered the return of his interest in 25,000 founder shares on March 7, 2022. On March 7, 2022, the Sponsor transferred 25,000 founder shares to Troy O. Welch, in connection with his election to our board of directors.
Commencing on June 16, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, will be paid by us to our Sponsor, officers and directors, or any affiliates of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Summary Compensation Table – Directors
The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Stock awards ($)	Total
Rollin D. Bredenberg	$0	$0 (1)
Brian M. Feldott	$0	$0 (2)
Edmund Underwood, Jr.	$0	$0 (3)
Nathan Asplund	$0	$0 (4)

(1)	Mr. Bredenberg received a grant consisting of an interest in 25,000 founder shares from the Sponsor in April 2021 for his services as a director. These shares had no value at the grant date.
(2)	Mr. Feldott received a grant consisting of an interest in 25,000 founder shares from the Sponsor in April 2021 for his services as a director. These shares had no value at the grant date.
(3)	Mr. Underwood received a grant consisting of an interest in 25,000 founder shares from the Sponsor in April 2021 for his services as a director. These shares had no value at the grant date.
(4)
Mr. Asplund received a grant consisting of an interest in 25,000 founder shares from the Sponsor in April 2021 for his services as a director. On March 1, 2022, Mr. Asplund resigned from our board of directors and tendered the return of his interest in 25,000 founder shares on March 7, 2022. These shares had no value at the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of March 1, 2022 (or such other date as specified below) the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 1, 2022, we had 28,750,000 shares of common stock issued and outstanding, which included 23,000,000 shares of Class A common stock and 5,750,000 shares of our Class B common stock.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form
10-K.

	Class A Common Stock		Class B Common Stock				Approximate Percentage of
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)		Approximate Percentage of Class		Outstanding Common Stock
DHIP Natural Resources Investments, LLC (1)(3)	—	—	4,134,840		71.9%		14.4%
Richard D. Bertel (1)(3)(4)	—	—	—		—		—
Mark A. Michel (1)(3)(4)	—	—	—		—		—
Chris A. Bertel (1)(3)(4)	—	—	—		—		—
Timothy J. Fisher (1)(3)(4)	—	—	—		—		—
Robert L. Bach (1)	—	—	—		—		—
Mark W. Hemphill (1)	—	—	—		—		—
Michael Haeg (1)	—	—	—		—		—
Henry N. Didier, Jr. (1)(3)(4)	—	—	—		—		—
Troy O. Welch (1)	—	—	25,000		*		*
Rollin D. Bredenberg (1)	—	—	25,000		*		*
Brian M. Feldott (1)	—	—	25,000		*		*
Edmund Underwood, Jr. (1)	—	—	25,000		*		*
All directors and executive officers as a group (11 individuals)	—	—	100,000		1.7%		*
Holders of 5% or more of our shares of common stock
Saba Capital Management, L.P. (5)	2,008,952	8.7%		(10)		(10)	7.0%
Highbridge Capital Management, LLC (6)	1,930,951	8.4%		(10)		(10)	6.7%
Castle Creek Arbitrage, LLC (7)	1,880,000	8.2%		(10)		(10)	6.5%
Polar Asset Management Partners Inc. (8)	1,880,000	8.2%		(10)		(10)	6.5%
D. E. Shaw Valence Portfolios, L.L.C. (9)	1,880,000	8.2%		(10)		(10)	6.5%

*	Less than 1%
(1)
Unless otherwise noted, the business address of each of the identified entities or individuals is c/o Integrated Rail and Resources Acquisition Corp., 6100 Southwest Boulevard, Suite 320, Fort Worth, Texas 76109.

(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment.

(3)
DHIP Natural Resources Investments, LLC, our Sponsor, is the record holder of such shares. DHIP NRI Management Partners LLC and RGPC Capital Investments LLC are the managing members of our Sponsor and share investment and voting control over the shares held by our Sponsor. The members of DHIP NRI Management Partners LLC, composed of members Mark Michel, Henry N. Didier, Jr. and Timothy Fisher, each share decision-making power with respect to the actions of the entity. Richard Bertel is the sole member of RGPC Capital Investments LLC. None of the members of DHIP NRI Management Partners LLC and RGPC Capital Investments LLC exercise voting or dispositive power with respect to the shares held by our Sponsor alone or are deemed to have beneficial ownership of such shares.

(4)
Each of these individuals holds a direct or indirect interest in our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)
Based solely on the Schedule 13G filed by the security holder with the Securities and Exchange Commission on December 3, 2021. With respect to its shares of Class A common stock held in the Company, Saba Capital Management GP, LLC is the general partner of Saba Capital Management, L.P. and other affiliated entities, and Mr. Boaz Weinstein is managing member of the general partner of Saba Capital Management GP, LLC and other affiliated entities. The principal business address of each security holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)
Based solely on the Schedule 13G/A filed by the security holder with the Securities and Exchange Commission on February 9, 2022. Highbridge Capital Management, LLC is the investment adviser to certain funds and accounts (the “
Highbridge Funds
”), with respect to the shares of Class A common stock of the Company directly held by the Highbridge Funds. The principal business address of each such security holder is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)
Based solely on the Schedule 13G filed by the security holder with the Securities and Exchange Commission on February 11, 2022. Castle Creek Arbitrage, LLC serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd. Mr. Allan Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the shares of Class A common stock directly owned by CC ARB West, LLC and CC Arbitrage, Ltd. The principal business address of each such security holder is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(8)
Based solely on the Schedule 13G filed by the security holder with the Securities and Exchange Commission on February 9, 2022. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“
PMSMF
”) with respect to the Class A common stock of the Company directly held by PMSMF. The principal business address of each such security holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(9)
Based solely on the Schedule 13G filed by the security holder with the Securities and Exchange Commission on November 26, 2021. Mr. David E. Shaw does not own any of the shares of Class A common stock directly. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the shares of Class A common stock and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. However, Mr. Shaw disclaims beneficial ownership of such 1,880,000 shares. The principal business address of the security holder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(10)
The identified entities received shares of Class B common stock in the IPO as disclosed elsewhere in Form 10-K. However, such ownership represents less than 5% of the class of Class B common stock and so is not disclosed here.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In March 2021, our Sponsor paid us $25,000, or approximately $0.003 per share, in exchange for 7,906,250 founder shares. In September 2021, our Sponsor forfeited 2,156,250 founder shares, resulting in our Sponsor holding 5,750,000 founder shares, for which it paid approximately $0.004 per share on a post-forfeiture basis. The $25,000 proceeds were used to cover certain offering and formation costs. Interests in an aggregate of 100,000 of such shares were subsequently granted to certain of our directors and an aggregate of 1,515,160 of such shares were cancelled by our Sponsor and reissued by us to our anchor investors in the IPO. Our Sponsor purchased an aggregate of 9,400,000 warrants at a price of $1.00 per warrant ($9,400,000 in the aggregate) each exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, in a private placement that closed simultaneously with the closing of the IPO on November 16, 2021. These warrants are referenced herein as the private placement warrants. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
We have 12 months from the closing of our IPO on November 16, 2021 to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but we are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (for a total of up to 18 months to complete a business combination); provided that, pursuant to the terms of our certificate of incorporation and the trust agreement between us and American Stock Transfer & Trust Company, the only way to extend the time available for us to consummate our initial business combination is for our Sponsor (or its affiliates or designees), upon five days’ advance notice to our Sponsor prior to each applicable deadline, to deposit into the trust account $2,300,000 ($0.10 per public share in either case, or an aggregate of $4,600,000, if the time to consummate a business combination is extended to a full 18 months), on or prior to the date of the applicable deadline. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. In the event that we elect to extend the time to complete a business combination and our Sponsor (or its affiliates or designees) deposit the applicable amount of money into the trust, our Sponsor (or such affiliates or designees) would receive a non-interest
bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we elect to effect an extension, we will issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we will issue a press release the day after the applicable deadline announcing whether or not the funds were timely deposited. Our Sponsor (and its affiliates or designees) are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our public stockholders. As more fully discussed in the section of this Form
10-K
entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on June 16, 2021 we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliates of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
On June 16, 2021 our Sponsor agreed to loan us up to $1,800,000 to be used for a portion of the expenses of the initial public offering. As of June 30, 2021, we borrowed $25,000 in funds (of up to $1,800,000 available to us) under the promissory note with our Sponsor to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the estimated $1,800,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions). The value of our Sponsor’s interest in this transaction corresponded to the principal amount outstanding under any such loan.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or any affiliates of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest
bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or any affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and stockholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and stockholder rights agreement.
On November 16, 2021, simultaneously with the consummation of the IPO, we sold to our Sponsor an aggregate of 9,400,000 warrants at a price of $1.00 per warrant ($9,400,000 in the aggregate), each exercisable to purchase one share of our Class A common stock at a price of $11.50 per share. These warrants are referenced herein as the private placement warrants. The Private Warrants are identical to the Warrants sold in the IPO except that the Private Warrants are non-redeemable
and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, or its permitted transferees. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.
The holders of our insider shares issued and outstanding on the date of this annual report, as well as the holders of the Private Placement Warrants (and all underlying securities) are entitled to registration rights pursuant to the registration rights agreement, dated November 11, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
We reimburse our officers and directors for any reasonable
out-of-pocket
business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket
expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.
No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).
All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have incorporated by reference our Code of Ethics and our audit and compensation committee charters as exhibits to this Annual Report on Form
10-K.
In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter was filed as Exhibit 99.1 to the registration statement filed with the SEC on May 21, 2021. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliates of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the amounts held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $1,800,000 in loans made to us by our Sponsor to cover organizational expenses;

•	Payment to our Sponsor of $10,000 per month, for up to 12 months (or up to 18 months, as applicable), for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of
non-interest
bearing loans which may be made by our Sponsor or any affiliates of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.
Director Independence
The NYSE rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Welch, Mr. Bredenburg, and Mr. Feldott are “independent directors” as defined in the NYSE rules and applicable SEC rules. We will have a board of directors with a majority of its members being independent within one year of November 16, 2021. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of Marcum LLP (“
Marcum
”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from March 12, 2021 (inception) through December 31, 2021 totaled $114,151. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 12, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from March 12, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Marcum for other services for the period from March 12, 2021 (inception) through December 31, 2021.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits
The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 11, 2021, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 26, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 26, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on October 26, 2021)

4.4	Warrant Agreement, dated November 11, 2021, between the Company and American Stock Transfer & Trust Company, LLC as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.1	Letter Agreement, dated November 11, 2021, among the Company and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.2	Letter Agreement, dated November 30, 2021, among the Company, Henry N. Didier, Jr., and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021)

10.3	Letter Agreement, dated March 4, 2022, among the Company, Troy O. Welch, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 7, 2022)

10.4	Investment Management Trust Agreement, dated November 11, 2021, between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.5	Registration and Stockholder Rights Agreement, dated November 11, 2021, by and among the Company, the Sponsor, and certain other security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.6	Private Placement Warrants Purchase Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.7	Administrative Support Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.8	Indemnity Agreement, dated November 11, 2021, by and between the Company and Richard D. Bertel (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.9	Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark A. Michel (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.10	Indemnity Agreement, dated November 11, 2021, by and between the Company and Chris A. Bertel (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.11	Indemnity Agreement, dated November 11, 2021, by and between the Company and Timothy J. Fisher (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.12	Indemnity Agreement, dated November 11, 2021, by and between the Company and Nathan Asplund (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.13	Indemnity Agreement, dated November 11, 2021, by and between the Company and Rollin D. Bredenberg (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.14	Indemnity Agreement, dated November 11, 2021, by and between the Company and Brian M. Feldott (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.15	Indemnity Agreement, dated November 11, 2021, by and between the Company and Edmund Underwood, Jr. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.16	Indemnity Agreement, dated November 11, 2021, by and between the Company and Robert Bach (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.17	Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark Hemphill (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.18	Indemnity Agreement, dated November 11, 2021, by and between the Company and Michael Haeg (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.19	Indemnity Agreement, dated November 30, 2021, by and between the Company and Henry N. Didier, Jr. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 3, 2021)

10.20	Indemnity Agreement, dated March 4, 2022 by and between the Company and Troy O. Welch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 7, 2022)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the SEC on May 21, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Rail and Resources Acquisition Corp.

Dated: March 29, 2022	By:	/s/ Richard D. Bertel
	Name:	Richard D. Bertel
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Bertel	Chief Executive Officer and Director	March 29, 2022
Richard D. Bertel	(Principal Executive Officer)

/s/ Chris A. Bertel	Chief Financial Officer	March 29, 2022
Chris A. Bertel	(Principal Financial and Accounting Officer)

/s/ Edmund Underwood, Jr.	Director	March 29, 2022
Edmund Underwood, Jr.

/s/ Troy O. Welch	Director	March 29, 2022
Troy O. Welch

/s/ Rollin D. Bredenberg	Director	March 29, 2022
Rollin D. Bredenberg

/s/ Brian M. Feldott	Director	March 29, 2022
Brian M. Feldott

Integrated Rail and Resources Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Integrated Rail & Resources Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Integrated Rail & Resources Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New Haven, CT
March
29
, 2022

Integrated Rail and Resources Acquisition Corp.
Balance Sheet
December 31, 2021

ASSETS
Current Assets

Cash	$1,004,278
Prepaid Expenses and Other Assets	409,084

Total Current Assets	1,413,362
Investments Held in Trust Account	232,302,620
Prepaid Expenses, Non-Current	357,949

Total Assets	$234,073,931

LIABILITIES AND STOCHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$20,000
Accrued Expenses	60,500
Accrued Offering Costs	36,352
Accrued Franchise Tax	161,694
Due to Related Party	12,494

Total Current Liabilities	291,040
Warrant Liabilities	11,922,400
Deferred Underwriting Fee Payable	8,050,000

Total Liabilities	$20,263,440

Commitments
Class A Common Stock Subject to Possible Redemption, 23,000,000 Shares at Redemption Value at $10.10 per share	232,300,000
Stockholders’ Deficit:
Class A Common Stock, $ 0.0001 Par Value; 100,000,000 Shares Authorized; No Shares Issued or Outstanding (Excluding 23,000,000 shares subject to possible redemption)	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575
Preference Shares $0.0001 Par Value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—
Accumulated Deficit	(18,490,084)

Total Stockholders’ Deficit	(18,489,509)

Total Liabilities and Stockholders’ Deficit	$234,073,931

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Integrated Rail and Resources Acquisition Corp.
Statement of Operations
For the Period From
March 12, 2021
(Inception) through
December 31, 2021

EXPENSES

Formation and Operating Expenses	$434,274

Loss from Operations	(434,274)
Other Income (Expense)
Reinvested interest earned on funds held in Trust	2,620
Offering costs allocable to warrant liabilities	(1,061,386)
Change in fair value of warrant liabilities	(30,400)

Total other income (expense)	(1,089,166)

Loss before provision for income taxes	(1,523,440)

Net Loss	$(1,523,440)

Weighted average shares outstanding of Class A redeemable Common Stock	3,833,333

Basic and Diluted Net Loss per Share, Class A	$(0.16)

Weighted average shares outstanding of Class B non-redeemable Common Stock	5,750,000

Basic and Diluted Net Loss per Share, Class B	$(0.16)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Integrated Rail and Resources Acquisition Corp.
Statement of Changes in Shareholders’ Equity
For the Period From March 12, 2021 (Inception) through December 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance — March 12, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess of fair value of Founder Shares Attributable to the Anchor Investors	—	—	—	—	11,675,823	—	11,675,823
Private Placement Proceeds Deposited in Trust Account	—	—	—	—	(2,300,000)	—	(2,300,000)
Cash proceeds received in excess of fair value of Private Placement Warrants					3,948,000	—	3,948,000
Accretion on Class A Common Stock subject to possible redemption					(13,348,248)	(16,966,644)	(30,314,892)
Net Loss	—	—	—	—	—	(1,523,440)	(1,523,440)

Balance — December 31, 2021	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Integrated Rail and Resources Acquisition Corp.
Statement of Cash Flows
For the Period from
March 12, 2021
(Inception) Through
December 31, 2021

Cash Flows from Operating Activities:
Net Loss	$(1,523,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering Costs allocable to warrant liabilities	1,061,386
Reinvested interest on funds held in Trust Account	(2,620)
Change in fair value of warrant liabilities	30,400
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(767,033)
Accounts Payable	20,000
Accrued Expenses	60,500
Accrued Offering Costs	36,352
Accrued Franchise Tax	161,694
Due to Related Party	12,494

Net Cash Used In Operating Activities	(910,267)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(232,300,000)

Net Cash Used In Financing Activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A Common Stock	230,000,000
Proceeds from sale of Private Placement Warrants	9,400,000
Payment to Underwriters	(4,600,000)
Proceeds from sale of Class B Shares	25,000
Payment of Offering Costs	(610,455)

Net Cash Provided by Financing Activities	234,214,545

Net Increase in Cash	1,004,278
Cash - Beginning of Period	—

Cash - End of Period	$1,004,278

Supplemental Disclosure of Noncash Investing and Financing Activities:
Initial Fair Value of Warrant Liabilities	$11,892,000

Excess of Fair Value of Founder Shares Attributable to Anchor Investor s	$11,675,823
Deferred Underwriting fee payable	$8,050,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Notes to Financial Statements
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY
Integrated Rail and Resources Acquisition Corp. (the “
Company
”) is a blank check company incorporated as a Delaware corporation on March 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“
Business Combination
”).
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“
IPO
” or “
Initial Public Offering
”), which is described below. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s IPO was declared effective on November 11, 2021. On November 16, 2021, the Company consummated its IPO of 23,000,000 units (the “
Units
”), including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. Each Unit consists of one share of Common Stock and one-half
of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Common Stock for $11.50 per share, subject to adjustment.
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 warrants (the “
Private Placement Warrants
”) at a price of $1.00 per Private Placement Warrant in a private placement to DHIP Natural Resources Investments, LLC (“
Sponsor
”), generating gross proceeds of $9,400,000, which is described in Note 4.
Transaction costs amounted to $24,936,278 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of founder shares attributable to the anchor investors (as described in Note 3), and $610,455 of other offering costs.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY – CONTINUED

The Company will have 12 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates it may not be able to consummate an initial business combination within 12 months, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (for a total of up to 18 months to complete a business combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public, $2,300,000, in the IPO for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions are elected or an aggregate of $4,600,000, if the time to consummate a business combination is extended to a full 18 months). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.
Following the closing of the IPO on November 16, 2021, management has agreed that an amount equal to at least $10.10 per Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY – CONTINUED

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“
ASC
”) Topic 480 “Distinguishing Liabilities from Equity.”
In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering (the “
Amended and Restated Certificate of Incorporation
”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “
SEC
”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “
Initial Stockholders
”) will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY – CONTINUED

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees will agree not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 12 months (or up to 18 months, as applicable) from the closing of the Initial Public Offering (the “
Combination Period
”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY – CONTINUED

The Initial Stockholders will agree to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY – CONTINUED

Liquidity and Management’s Plans
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. As indicated in the accompanying balance sheet, at December 31, 2021, the Company has approximately $1,004,000 in cash and approximately $1,122,000 in working capital. The Company will use these funds primarily to identify and evaluate target businesses and complete an initial business combination.
The Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of completing an initial business combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate the business prior to the initial business combination. If the Company is unable to complete an initial business combination due to insufficient available funds, it will be forced to cease operations and liquidate the trust account.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the sponsor or any affiliates of the sponsor, may, but are not obligated to, loan funds to the Company on a non-interest
basis as may be required. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the sponsor or any affiliates of the sponsor. Additionally, the Company could suspend payments on the Administrative Service Agreement (Note 5) to conserve working capital.
In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40,
Going Concern, management believes that the current working capital along with the ability to suspend certain costs and also raise funding through sponsor financing, will enable it to sustain operations for a period of at least one-year
form the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“
GAAP
”) and pursuant to the rules and regulations of the SEC.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “
JOBS Act
”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to opt out is irrevocable.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Use of Estimates—continued
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Net Loss Per Common Stock
Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value.
The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 9,400,000 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common shares is the same as basic net loss per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Net Loss Per Common Stock – continued

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the period March 12, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net (loss) per common stock
Numerator:
Allocation of net (loss)	$(609,376)	$(914,064)
Denominator:
Basic and diluted weighted average common shares outstanding	3,833,333	5,750,000

Basic and diluted net (loss) per common stock	$(0.16)	$(0.16)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480,
Distinguished Liabilities from Equity.
Shares of common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

Gross Proceeds	$232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Accretion of carrying value to redemption value	30,314,892

Class A Common stock subject to possible redemption	$232,300,000

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480,
Distinguished Liabilities from Equity
(“
ASC 480
”) and ASC 815,
Derivatives and Hedging
(“
ASC 815
”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 7) and Private Placement Warrants was estimated using an independent third-party valuation.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting bulletin Topic 5A –
Expenses of Offering.
Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $24,936,278 as a result of the IPO (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of founder shares attributable to the anchor investors, and $610,455 of other offering costs). The Company immediately expensed $1,061,386 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820,
Fair Value Measurement
(“
ASC 820
”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The carrying amounts reflected in the balance sheet for cash, accounts payable, accrued expenses, accrued offering costs, investments held in trust account, and due to related party approximate fair value due to short-term nature.
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
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
See Note 10 for additional information on assets and liabilities measured at fair value.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the upcoming 2021 tax year, which will be the only period subject to examination.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“
FASB
”) issued Accounting Standards Update (“
ASU
”)
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivate scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective on January 1, 2022, with early adoption permitted. The Company adopted ASU
2020-06
effective March 12, 2021, the date of inception. The adoption of ASU
2020-06
did not have a material impact on the Company’s financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.
Investments Held in Trust Account
As of December 31, 2021, the Company had $232,302,620 in money market funds held in the Trust Account.
NOTE 3 – INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consist
s
of one share of Class A common stock and
one-half
of one redeemable warrant (“
Public Warrant
”). Each whole Public Warrant entitle
s
the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.
Twelve
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

The fair value of the shares was estimated to be $7.71 based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 4 – PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant ($9.4 million in the aggregate).
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the time of closing $232,300,000 was to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
NOTE 5 – RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “
Founder Shares
”). On April 5, 2021, the Sponsor transferred interests in 25,000 Founder Shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by our Sponsor and transferred by us to our anchor investors in the IPO.
On March 7, 2022, Nathan Asplund tendered the return of his interest in
 25,000
Founder Shares in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in
 25,000
Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022 to fill the vacancy.
The Initial Stockholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 5 – RELATED PARTY TRANSACTIONS – CONTINUED

Related Party Loans
On March 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for working capital purposes, legal expenses, consultants, advisors, initial public offering preparation, and other general corporate uses (the “
Note
”). The Note is
non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of December 31, 2021, there was $0 outstanding on the Note.
The Sponsor also agreed to loan the Company up to $1,500,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “
Note
”). The Note is
non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of December 31, 2021, the Company had not borrowed any amount under the Note.
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, that provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the year ended December 31, 2021, the Company recorded $10,000 related to the Administrative Services Agreement included in Due to Related Party.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 6 – COMMITMENTS & CONTINGENCIES
Registration and Stockholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company paid an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, with an additional fee of $0.35 per unit, or approximately $8.05 million in the aggregate, to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 7 – WARRANT LIABILITIES
The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement.
If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 7 – WARRANT LIABILITIES – CONTINUED

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “
Market Value
”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of Warrants When the Price per Share of Class
 A Common Stock Equals or Exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
the last sales price of the common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty trading-day
period ending on the third trading day prior to the date on which notice of the redemption for the Public Warrants is given.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws to the extent an exemption is not available.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 7 – WARRANT LIABILITIES – CONTINUED

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on its stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
None of the private placement warrants will be redeemable by the Company so long as they are held by the sponsor, the affiliates of the sponsor, or its permitted transferees.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 8 – INCOME TAX
The income tax provision for the period from March 12, 2021 (inception) through December 31, 2021 consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(90,648)
State and Local
Current	—
Deferred	—
Change in Valuation Allowance	90,648

Income Tax Provision	$—

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax assets
Organizational/Start-up Costs	$57,242
Net Operating Loss carryforward	33,406

Total Deferred Tax Assets	90,648
Valuation Allowance	(90,648)

Deferred tax assets, net of allowance	$—

As of December 31, 2021, the Company had $159,076 of U.S. federal net operating loss carryovers, that do not expire, available to offset future taxable income.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 8 – INCOME TAX – CONTINUED

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 12, 2021 (inception) through December 31, 2021, the change in valuation allowance was $90,648.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2021
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Permanent Difference—Warrant Issue Costs	-14.63%
Permanent Differences—Change in FV of Warrant Liability	-0.42%
Valuation allowance	-5.95%

Income tax provision	0.00%

The Company files tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 9 – STOCKHOLDERS’ EQUITY
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares Class A common stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 12, 2021, 5,750,000 shares of Class B common stock were issued and outstanding so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
The Class B common stock will automatically convert into Class A common stock, which such shares of Class A common stock delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the shares of Class B common stock convert into Class A common stock at a rate of less than one-to-one.
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021, there were no preference shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust	$232,302,620	$232,302,620	$—	$—

Liabilities
Warrant Liability - Public Warrants	$6,555,000	$—	$—	$6,555,000
Warrant Liability - Private Placement Warrants	5,367,400	—	—	5,367,400

Warrant Liabilities	$11,922,400	$—	$—	$11,922,400

The Company utilizes an independent third-party to value the warrants with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from March 12, 2021 (inception) through December 31, 2021.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 10 – FAIR VALUE MEASUREMENTS – CONTINUED

The following table provides the significant inputs to the independent third-party’s pricing model for the fair value of the Private Placement Warrants:

	At May 4, 2021	At December 31, 2021
Share Price	$10.00	$9.77
Exercise Price	$11.50	$11.50
Years to Expiration	6.00	5.62
Volatility	13.00%	10.00%
Risk-Free Rate	1.04%	1.31%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.857	$0.571
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value at March 12, 2021 (inception)	$—	$—	$—
Initial Measurement at November 16, 2021	5,452,000	6,440,000	11,892,000
Change in Fair Value	(84,600)	115,000	30,400

Fair Value at December 31, 2021	$5,367,400	$6,555,000	$11,922,400

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
For the Period from March 12, 2021 (Inception) Through December 31, 2021

NOTE 11 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statement were issued. Commencing on January 3, 2022, holders of the units sold in the IPO may elect to separately trade the Company’s shares of Class A common stock and warrants included in the units. The shares of Class A common stock that were separated from those available for redemption will be shown separately on the Company’s balance sheet going forward.
Based upon this review, the Company did not identify any additional subsequent events that would have required potential adjustment or disclosure in the financial statement.