Form 10-Q
period 2022-03-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2022-05-16
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File
No.
001- 41048

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6100 Southwest Boulevard
, Suite 320
Fort Worth, TX 76109
(Address of Principal Executive Offices, including zip code)
(817)
737-5885
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	IRRXU	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	IRRX	The New York Stock Exchange
Redeemable warrants	IRRXW	The New York Stock Exchange
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
of the Exchange Act): Yes     ☒   No     ☐
As of May 4, 2022
 there were 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021	3
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021	4
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Control and Procedures	35

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		37

i

Item 1. Financial Statements
INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(audited)
Assets
Current Assets:

Cash	$713,468	$1,004,278
Prepaid Expenses	409,084	409,084

Total Current Assets	1,122,552	1,413,362
Investments Held in Trust Account	232,316,670	232,302,620
Prepaid Expenses, Non-Current	255,678	357,949

Total Assets	$233,694,900	$234,073,931

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$20,000	$20,000
Accrued Expenses	70,318	60,500
Accrued Offering Costs	—	36,352
Accrued Franchise Tax	50,000	161,694
Due to Related Party	—	12,494

Total Current Liabilities	140,318	291,040
Warrant Liabilities	7,719,000	11,922,400
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	15,369,318	20,263,440

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS – Continued

	March 31, 2022	December 31, 2021
	(Unaudited)	(audited)

Commitments
Class A Common Stock Subject to Possible Redemption. 23,000,000 Shares are a Redemption Value of $10.10 per share.	232,300,000	232,300,000
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 23,000,000 shares issued and outstanding, but subject to possible redemption)	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preferred Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Accumulated Deficit	(13,974,993)	(18,490,084)

Total Stockholders’ Deficit	(13,974,418)	(18,489,509)
Total Liabilities and Stockholders’ Deficit	$233,694,900	$234,073,931

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021

		Period From
	Three Months Ended	March 12, 2021
		(Inception) Through
	March 31, 2022	March 31, 2021
EXPENSES
Operating Expenses	$247,267	$8,333

Loss from Operations	(247,267)	(8,333)
Other Income (Expense)
Reinvested interest earned on funds held in Trust	18,958	—
Change in fair value of warrant liabilities	4,743,400	—

Total Other Income (Expense)	4,762,358	—

Net Income (Loss)	$4,515,091	$(8,333)

Weighted Average Shares Outstanding of redeemable Class A Common Stock	23,000,000	—

Basic and Diluted Net Income (Loss) Per Share, Class A Common Stock	$0.16	$0.00

Weighted Average Shares Outstanding of non-redeemable Class B Common Stock (a)	5,750,000	5,000,000

Basic and Diluted Net Income (Loss) Per Share, Class B Common Stock	$0.16	$0.00

(a)
For the period from March 12, 2021 (Inception) through March 31, 2021, amount excludes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter, and includes a retrospective restatement of founder shares cancelled by the Sponsor and transferred to our anchor investors (see Note 3 and Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Net Income	—	—	—	—	—	4,515,091	4,515,091
Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(13,974,993)	$(13,974,418)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – March 12, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor (a)	—	—	5,750,000	575	24,425	—	25,000
Net Loss	—	—	—	—	—	(8,333)	(8,333)
Balance – March 31, 2021	—	$—	5,750,000	$575	$24,425	$(8,333)	$16,667

(a)
For the period from March 12, 2021 (Inception) through March 31, 2021, amount includes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter and includes a retrospective restatement of founder shares cancelled by the Sponsor and transferred to our anchor investors (see Note 3 and Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and the period from March 12, 2021 (Inception) through March 31, 2021

		Period From
	Three Months Ended	March 12, 2021
		(Inception) Through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$4,515,091	$(8,333)
Adjustments to reconcile net income to cash used in operating activities:
Reinvested dividends on funds held in Trust Account	(18,958)	—
Transfer of Funds Held in Trust for Payment of Franchise Tax	4,908	—
Change in fair value of warrant liabilities	(4,743,400)	—
Changes in Operating Assets and Liabilities
Prepaid Expenses	102,271	—
Accounts Payable	—	—
Accrued Offering Costs	(36,352)	8,333
Accrued Franchise Tax	(111,694)	—
Accrued Expenses	9,818	—
Due to Related Party	(12,494)	—

Net Cash Used in Operating Activities	(290,810)	—
Cash Flows from Financing Activities:
Capital Contributions – Founders’ Shares	—	25,000
Net Cash Provided by Financing Activities	—	25,000

Net Increase (Decrease) in Cash	(290,810)	25,000
Cash – Beginning of Period	1,004,278	—

Cash – End of Period	$713,468	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN
Integrated Rail and Resources Acquisition Corp. (the “
Company
”) is a blank check company incorporated as a Delaware corporation on March 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“
Business Combination
”).
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through March 31, 2022 related to the Company’s formation, its initial public offering (“
IPO
” or “
Initial Public Offering
”), which is described below, and, subsequent to the IPO, identifying a target company for an initial business combination.
The registration statement for the Company’s IPO was declared effective on November 11, 2021. On November 16, 2021, the Company consummated its IPO of 23,000,000 units (the “
Units
”), including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units. Each Unit consisted of one share of Class A common stock, par value $0.0001 per share, of the Company (the “
Public Shares
”) and
one-half
of one redeemable warrant, at $10.00 per Unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. Each Unit consists of one share of Common Stock and one-half
of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Common Stock for $11.50 per share, subject to adjustment.
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 warrants (the “
Private Placement Warrants
”) at a price of $1.00 per Private Placement Warrant in a private placement to DHIP Natural Resources Investments, LLC (“
Sponsor
”), generating gross proceeds of $9,400,000, which is described in Note 4.
Transaction costs amounted to $24,917,410 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of Founder Shares (as defined in Note 5 below) attributable to the anchor investors (as described in Note 3), and $591,587 of other offering costs.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN -
Continued

The Company has 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination. However, if the Company anticipates it may not be able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions are elected or an aggregate of $4,600,000, if the time to consummate a Business Combination is extended to a full 18 months). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with an initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.
Following the closing of the IPO on November 16, 2021, management agreed that an amount equal to at least $10.10 per Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, would be held in a trust account (“
Trust Account
”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN -
Continued

The Company will provide its holders of the Public Shares (the “
Public Stockholders
”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“
ASC
”) Topic 480 “Distinguishing Liabilities from Equity.
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
”) will agree to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination. In addition, the Initial Stockholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN -
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN -
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “
Securities Act
”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN -
Continued

Liquidity and Management’s Plans and Going Concern
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. As indicated in the accompanying balance sheet, at March 31, 2022, the Company had approximately $713,000 in cash and approximately $982,000 in working capital. The Company will use these funds primarily to identify and evaluate target businesses and complete an initial Business Combination.
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
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or any affiliates of the Sponsor, have committed that they are willing and able to provide the Company with up to $1,500,000 of additional funds it may need to carry out its operations. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to
$1,500,000
of such loans may be convertible into warrants, identical to the Private Placement Warrants, at a price of
 $1.00
per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the Sponsor or any affiliates of the Sponsor. Additionally, the Company could suspend payments on the administrative service agreement (Note 5) to conserve working capital.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN -
Continued

Liquidity and Management’s Plans - continued

In connection with the Company’s assessment of going concern considerations in accordance with ASC 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that if the Company is unable to complete a Business Combination by November 16, 2022, then the Company will cease all operations except for the purpose of liquidating, or exercise the Company’s option to extend the Combination Period by up to two, three month extensions. Upon exercising the extension option the Company is required to deposit an additional
$0.10 per shares into the Trust Account ($2,300,000
for each option exercised) on or prior to the date of the applicable deadline.
As of March 31, 2022, the Company cannot assure their ability to consummate an initial Business Combination, or their ability to obtain sufficient financing for the funding of the extension options relating to the Combination Period, by the November 16, 2022 deadline.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the statements. The financial statements do not include any adjustments that might result from its inability to consummate an initial Business Combination.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulation of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The Accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual report on Form
10-K
for the year ended December 31, 2021.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

Basis of Presentation - continued

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

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
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share for the three months ended March 31, 2022 does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of
 9,400,000
shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. The calculation of basic income (loss) per common share for the period from March 12, 2021 (inception) through March 31, 2021 excludes
 750,000
shares of Class B Common Stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (“over-allotment contingent shares”). The calculation of diluted income (loss) per common share for the period from March 12, 2021 (inception) through March 31, 2021 also excludes the 750,000 over-allotment contingent shares as the effect on net (loss) for the period would be anti-dilutive. As of March 31, 2022 and 2021 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

Net Income (Loss) Per Common Share - continued

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period From March 12, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per shares of common stock
Numerator:
Allocation of net income (loss)	$3,612,073	$903,018	$—	$(8,333)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per share of common stock	$0.16	$0.16	$0.00	$0.00

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

Warrant Liabilities - Continued

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the unaudited condensed statements of operations. The fair value of the Public Warrants (as defined in Note 7) and Private Placement Warrants was estimated using an independent third-party valuation.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“
ASC 820
”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The carrying amounts reflected in the balance sheets for cash, accounts payable, accrued expenses, accrued offering costs, investments held in trust account, and due to related party approximate fair value due to short-term nature.
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
See Note 9 for additional information on assets and liabilities measured at fair value.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022.
Investments Held in Trust Account
As of March 31, 2022, the Company had $232,316,670 in money market funds held in the Trust Account.
NOTE 3 – INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half
of one redeemable warrant (“
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
The Company considers the excess fair value of the Founder Shares issued to the anchor investors above the purchase price as offering costs and have reduced the gross proceeds by this amount. The Company has valued the excess fair value over consideration of the Founder Shares offered to the anchor investors at $11,675,823. The excess of the fair value over consideration of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and were allocated to stockholders’ deficit and expenses upon the completion of the Initial Public Offering. The fair value of the shares was estimated to be $7.71 based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 4 – PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant ($9.4 million in the aggregate).
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the time of closing $232,300,000 was held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
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
Amounts previously reported as Class B common stock were retrospectively restated to account for this transaction.
On March 7, 2022, Nathan Asplund tendered the return of his interest in 25,000 Founder Shares in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in 25,000 Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022 to fill the vacancy.
The Company determined the fair valued of the share-based compensation related to the transfer of shares, to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share based compensation was $667,250 based on grant date fair value estimates of $6.63 and $6.80 at April 5, 2021 and March
7
, 2022, respectively.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS -
Continued

Founder Shares - Continued

The Initial Stockholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property.
Related Party Loans
On March 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for working capital purposes, legal expenses, consultants, advisors, initial public offering preparation, and other general corporate uses (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. There were no borrowings against the Note during the period from March 12, 2021 (inception) through March 31, 2021, and any subsequent borrowings were repaid in full at the closing of the Initial Public Offering.
The sponsor also agreed to loan the Company up to
 $1,500,000
to be used for working capital purposes through the earlier of December 31, 2021 or the closing of the Initial Public Offering. The sponsor has subsequently committed to extend up to $1,500,000 through April 1, 2023 (the “Working Capital Loans”). The Working Capital Loans are non-interest bearing, unsecured, and will be repaid upon the consummation of a Business Combination. In the event that the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available to it, outside of its trust account established in connection with the IPO. The Working Capital Loans are convertible into warrants, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. Through March 31, 2022 no amounts have been loaned to the Company under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination and the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2022, the Company recorded $30,000 related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 6 – COMMITMENTS & CONTINGENCIES
Registration and Stockholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement signed in relation to the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company paid an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate in relation to the Initial Public Officer, with an additional fee of $0.35 per unit, or approximately $8.05 million in the aggregate, payable to the underwriters for deferred underwriting commissions in relation to the Initial Public Offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 6 - COMMITMENTS & CONTINGENCIES -
Continued

Underwriting Agreement - Continued

Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement.
If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 7 - WARRANT LIABILITIES
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “
Newly Issued Price
”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “
Market Value
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 7 – WARRANT LIABILITIES -
Continued

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 7 – WARRANT LIABILITIES -
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY
Class
 A Common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class
 B Common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
The Class B common stock will automatically convert into Class A common stock, which such shares of Class A common stock delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the shares of Class B common stock convert into Class A common stock at a rate of less than one-to-one.
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2022, there were no preferred shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation
inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust	$232,316,670	$232,316,670	$—	$—

Liabilities
Warrant Liability – Public Warrants	$3,795,000	$3,795,000	$—	$—
Warrant Liability – Private Warrants	3,384,000	—	—	3,384,000

Warrant Liabilities	$7,179,000	$3,795,000	$—	$3,384,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust	$232,302,620	$232,302,620	$—	$—

Liabilities
Warrant Liability – Public Warrants	$6,555,000	$—	$—	$6,555,000
Warrant Liability – Private Placement Warrants	5,367,400	—	—	5,367,400

Warrant Liabilities	$11,922,400	$—	$—	$11,922,400

At December 31, 2021, the Company utilized an independent third-party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of March 31, 2022, the Company utilized quoted active market exchange trade pricing to value the Public Warrants, and (Level 1 inputs)an independent third-party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the three months ended March 31, 2022, as they began actively trading on January 3, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS -
Continued

The following table provides the significant inputs to the independent third-party’s pricing model for the fair value of the Private Placement Warrants:

	At March 31, 2022	At December 31, 2021
Share Price	$9.95	$9.77
Exercise Price	$11.50	$11.50
Years to Expiration	5.37	5.62
Volatility	6.40%	10.00%
Risk-Free	2.39%	1.31%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.360	$0.571
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at January 1, 2022 (inception)	$11,922,400
Transfer for Public Warrants to Level 1	(6,555,000)
Change in Fair Value – Private Warrants	(1,983,400)

Fair Value at March 31, 2022	$3,384,000

NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statement were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosures in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “
Quarterly Report
”) to “we” “us” or the “Company” refer to Integrated Rail and Resources Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DHIP Natural Resources Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk factors section of the Company’s Annual Report on Form
10-K
filed with the SEC. The Company’s securities filing can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated as a Delaware Corporation on March 12, 2021 (inception) formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of an initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended March 31, 2022, we had a net income of $4,515,091, which consisted of operating costs of $247,267 and a non-cash
changes in fair value of warrant liabilities of $4,743,400 and reinvested interest income on funds held in trust of $18,958.

Results of Operations – continued

For the period from March 12, 2021 (Inception) through March 31, 2022, we had a net loss of $8,333, which consisted of operating costs of $8,333.
Liquidity and Capital Resources and Going Concern
On November 16, 2021, we completed the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 9,400,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $9,400,000.
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account, and we had $1,712,612 of cash held outside of the Trust Account after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $24,917,410 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of Founder Shares attributable to the anchor investors and $591,587 of other offering costs.
For the three months ended March 31, 2022 cash used in operating activities was $290,810. Net income of $4,515,091 was affected by a non-cash
charge for the change in fair value of warrant liability of $4,743,400 and interest earned on marketable securities held in the Trust Account of $18,958. Changes in operating assets and liabilities used $48,451 of cash for operating activities.
For the period from March 2, 2021(inception) through March 31, 2021 cash used in operating activities was $0. Changes in operating assets and liabilities provided $8,333 of cash from operating activities, offset by net loss of $8,333. Cash flows provided by financing activities were $25,000 related to the initial purchase of Founder Shares by our Sponsor.
At March 31, 2022, we had cash held in the Trust Account of $232,316,670. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022, we had cash of $713,468 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or any affiliates of the Sponsor, have committed that they are willing and able to provide the Company with up to $1,500,000 of additional funds it may need to carry out its operations. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the lender. The Company does not expect to seek loans from parties other than the Sponsor or any affiliates of the Sponsor. Additionally, the Company could suspend payments on the administrative service agreement to conserve working capital.
In connection with the Company’s assessment of going concern considerations in accordance with ASC 2014-15, “
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that if the Company is unable to complete a Business Combination by November 16, 2022, then the Company will cease all operations except for the purpose of liquidating, or exercise the Company’s option to extend the Combination Period by up to two, three month extensions. Upon exercising the extension option the Company is required to deposit an additional $0.10 per shares into the Trust Account ($2,300,000 for each option exercised) on or prior to the date of the applicable deadline.
As of March 31, 2022, the Company cannot assume their ability to consummate an initial Business Combination, or their ability to obtain sufficient financing for the funding of the extension options relating to the Combination Period, by the November 16, 2022 deadline.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the statements. The financial statements do not include any adjustments that might result from its inability to consummate an initial Business Combination.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Critical Accounting Policies - continued

Class A Common Stock Subject to Possible Redemption - continued

At all other times, common stock are classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2022, 23,000,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet.
Net Income (loss) per Common Stock
We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding Class A common stock subject to forfeiture.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguished Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:
“Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
“We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
“On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by November 16, 2022 (which is subject to two three-month extensions). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by November 16, 2022 (or February 16, 2023 or May 16, 2023, as applicable). If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate” is replaced in its entirety with the following risk factor:
“We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by November 16, 2022 (which is subject to two three-month extensions). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by November 16, 2022 (or February 16, 2023 or May 16, 2023, as applicable). If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.
“We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by November 16, 2022 (or February 16, 2023 or May 16, 2023, if the term is extended, as further described in this Annual Report on Form 10-K). We expect to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
“In addition, prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company is using these funds primarily to identify and evaluate target businesses to complete an initial business combination.
“The Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business until November 16, 2022. However, if the Company’s estimates of the costs of completing an initial business combination are less than the actual amount necessary to do so, it may have insufficient funds available to operate the business prior to the initial business combination. Furthermore, if the term for entering into a business combination is extended from November 16, 2022 to February 16, 2023 or May 16, 2023, the Company may need to raise additional funds to meet the expenditures required for operating its business through such extension dates. If the Company is unable to complete an initial business combination due to insufficient available funds, it will be forced to cease operations and liquidate the trust account.
“In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or any affiliates of the Sponsor, have committed that they are willing and able to provide the Company with up to $1,500,000 of additional funds it may need to carry out its operations. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the sponsor or any affiliates of the sponsor. Additionally, the Company could suspend payments on the administrative service agreement (as discussed in Note 5 to the financial statements of this Quarterly Report on Form 10-Q) to conserve working capital.
“In connection with the Company’s assessment of going concern considerations in accordance with ASC 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 16, 2022, then the Company will cease all operations except for the purpose of liquidating, or exercise the Company’s option to extend the Combination Period by up to two, three month extensions. Upon exercising the extension option the Company is required to deposit an additional $0.10 per shares into the Trust Account ($2,300,000 for each option exercised) on or prior to the date of the applicable deadline. As of March 31, 2022, the Company cannot assure their ability to consummate an initial Business Combination, or their ability to obtain sufficient financing for the funding of the extension options relating to the Combination Period, by the November 16, 2022 deadline. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements contained in this report.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-256381).
The registration statement for the Company’s IPO was declared effective on November 10, 2021. On November 16, 2021, the Company consummated its IPO of 23,000,000 Units, each consisting of one share of Class A common stock and one-half
of one redeemable warrant, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of the 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, DHIP Natural Resources Investments, LLC.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

10.1	Letter Agreement, dated March 4, 2022, by and among the Company, Troy O. Welch, and the Sponsor.(1)

10.2	Indemnification Agreement, dated March 4, 2022, by and between the Company and Troy O. Welch.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2022 and incorporated by reference herein.

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Richard D. Bertel
Name: Richard D. Bertel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Chris A. Bertel
Name: Chris A. Bertel
	Title:	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)