Form 10-Q
period 2022-06-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2022-08-19
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 1
7
, 2022, there
were 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and June 30, 2021	3
	Unaudited Condensed Statements of Operations for the six months ended June 30, 2022 and the period from March 12, 2021 (Inception) through June 30, 2021	4
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2022 and the period from March 12, 2021 (Inception) through June 30, 2021	5
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from March 12, 2021 (Inception) through June 30, 2021	6
	Notes to Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Control and Procedures	38

PART II - OTHER INFORMATION		39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		41

i

Item 1. Financial Statements
INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current Assets:
Cash	$325,844	$1,004,278
Prepaid Expenses and Other Assets	575,468	409,084

Total Current Assets	901,312	1,413,362
Investments Held in Trust Account	232,693,362	232,302,620
Prepaid Expenses, Non-Current	153,407	357,949

Total Assets	$233,748,081	$234,073,931
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$—	$20,000
Accrued Expenses	80,818	60,500
Accrued Offering Costs	—	36,352
Accrued Franchise Tax	35,342	161,694
Income taxes payable	42,152	—
Due to Related Party	10,000	12,494

Total Current Liabilities	168,312	291,040
Warrant Liabilities	6,437,000	11,922,400
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	14,655,312	20,263,440

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS - Continued

	June 30, 2022	December 31, 2021
	(Unaudited)

Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption. 23,000,000 Shares are a Redemption Value of $10.10 per share at June 30, 2022 and December 31, 2021, respectively .	232,374,424	232,300,000
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 23,000,000 shares subject to possible redemption).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Accumulated Deficit	(13,282,230)	(18,490,084)

Total Stockholders’ Deficit	(13,281,655)	(18,489,509)

Total Liabilities and Stockholders’ Deficit	$233,748,081	$234,073,931

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2022 and June 30, 2021

	Three Months Ended
	June 30, 2022	June 30, 2021
EXPENSES
Operating and Formation Expenses	$389,666	$57,917

Loss from Operations	(389,666)	(57,917)

Other Income (Expense)
Interest and income earned on Cash and Trust Investments	457,005	—
Change in fair value of warrant liabilities	742,000	—

Total Other Income	1,199,005	—

Income (Loss) before provision for income taxes	809,339	(57,917)

Provision for income taxes	42,152	—

Net Income (Loss)	$767,187	$(57,917)

Weighted Average Ordinary Shares Outstanding of Class A
redeemable Common Stock	23,000,000	—

Basic and Diluted Net Income (Loss) Per Share, Class A	$0.03	$—

Weighted Average Ordinary Shares Outstanding of non-redeemable Class A and Class B Common Stock (a)	5,750,000	5,000,000

Basic and Diluted Net Income (Loss) Per Share, Class B	$0.03	$(0.01)

(a)
For the period from March 12, 2021 (Inception) through June 30, 2021, amount excludes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2022 and the period from March 12, 2021 (Inception) through June 30, 2021

		Period From
	Six Months	March 12, 2021
	Ended	(Inception) through
	June 30, 2022	June 30, 2021

EXPENSES
Operating and Formation Expenses	$636,933	$66,250

Loss from Operations	(636,933)	(66,250)

Other Income (Expense)
Interest and income earned on Cash and Trust Investments	475,963	—
Change in fair value of warrant liabilities	5,485,400	—

Total Other Income	5,961,363	—
Income (Loss) before provision for income taxes	5,324,430	(66,250)
Provision for income taxes	42,152	—

Net Income (Loss)	$5,282,278	$(66,250)

Weighted Average Ordinary Shares Outstanding of Class A redeemable Common Stock	23,000,000	—

Basic and Diluted Net Income (Loss) Per Share, Class A	$0.18	$—

Weighted Average Ordinary Shares Outstanding of non-redeemable Class A and Class B Common Stock (a)	5,750,000	5,000,000

Basic and Diluted Net Income (Loss) Per Share, Class B	$0.18	$(0.01)

(a)
For the period from March 12, 2021 (Inception) through
June 30
, 2021, amount excludes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months and Six Months Ended June 30, 2022

	Common Stock				Additional Paid-In Capital		Total Stockholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Net Income	—	—	—	—	—	4,515,091	4,515,091

Balance - March 31, 2022	—	—	5,750,000	575	—	(13,974,993)	(13,974,418)

Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(74,424)	(74,424)
Net Income	—	—	—	—	—	767,187	767,187

Balance - June 30, 2022	—	$—	5,750,000	$575	$—	$(13,282,230)	$(13,281,655)

For the Three Months Ended June 30, 2021 and the period from March 12, 2021 (Inception) through June 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - March 12, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor (a)	—	—	5,750,000	575	24,425	—	25,000
Net Loss	—	—	—	—	—	(8,333)	(8,333)

Balance - March 31, 2021	—	$—	5,750,000	$575	$24,425	$(8,333)	$16,667
Issuance of Class B Common Stock to Sponsor (a)	—	—	—	—	16,895	—	16,895
Net Loss	—	—	—	—	—	(57,917)	(57,917)

Balance - June 30, 2021	—	$—	5,750,000	$575	$41,320	$(66,250)	$(24,355)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2022 and the period from March 12, 2021 (Inception) through June 30, 2021

	Six Months Ended June 30, 2022	Period From March 12, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$5,282,278	(66,250)
Adjustments to reconcile net income to cash used in operating activities:
Interest and income earned on Trust Investments	(475,650)	—
Change in Fair Value of Warrant Liabilities	(5,485,400)	—
Changes in Operating Assets and Liabilities:
Deferred Offering Costs	—	(453,500)
Prepaid Expenses	38,158	—
Accounts Payable	(20,000)	—
Accrued Offering Costs	(36,352)	494,500
Accrued Franchise Tax	(126,352)	—
Income Tax Payable	42,152	—
Accrued Expenses	20,318	—
Due to Related Party	(2,494)	25,000

Net Cash Used in Operating Activities	(763,342)	(250)

Cash Flows from Investing Activities:
Transfer of Funds Held in Trust for Payment of Franchise Tax	84,908	—

Net Cash Provided by Investing Activities	84,908	—

Cash Flows from Financing Activities:
Capital Contribution - Founders’ Shares	—	25,000
Capital Contributions	—	16,895

Net Cash Provided by Financing Activities	—	41,895

Net (Decrease) Increase in Cash	(678,434)	41,645
Cash - Beginning of Period	1,004,278	—

Cash - End of Period	$325,844	$41,645

Supplemental Disclosure of Noncash Investing and Financing Activities:
Deferred Offering Costs included in Accrued Expenses	$—	$453,500

Remeasurement of Common Stock Subject to Redemption	$74,424	$—

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Integrated Rail and Resources Acquisition Corp. (the “
Company
”) is a blank check company incorporated as a Delaware corporation on March 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“
Business Combination
”).
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through June 30, 2022 related to the Company’s formation, its initial public offering (“
IPO
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
”) and
one-half
of one redeemable warrant, at $10.00 per Unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

The Company has 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination
(until November 16, 2022)
. However, if the Company anticipates it may not be able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month
extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions are elected or an aggregate of $4,600,000, if the time to consummate a Business Combination is extended to a full 18 months). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

Liquidity and
Going Concern
At June 30, 2022, the Company had approximately $326,000 in cash and approximately
$733,000 in working capital.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

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
The Accompanying unaudited statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto, as well as the Company’s Quarterly Report on Form
10-Q
for the three months ended March 31, 2022 as filed with the SEC on May 16, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Basis of Presentation - continued

The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
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
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of
20,900,000
shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. The calculation of basic income (loss) per common share for the period from March 12, 2021 (inception) through June 30, 2021 excludes
 750,000
shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (“over-allotment contingent shares”). The calculation of diluted income (loss) per common share for the period from March 12, 2021 (inception) through June 30, 2021 also excludes the
750,000
over-allotment contingent shares as the effect on net (loss) for the period would be anti-dilutive. As of June 30, 2022 and 2021 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Net Income (Loss) Per Common Share – continued

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$613,750	$153,437	$—	$(57,917)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income per common stock	$0.03	$0.03	$0.00	$(0.01)

			For the Period From
			March 12. 2021
	For the Six Months		(Inception) Through
	Ended June 30, 2022		June 30 , 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$4,225,822	$1,056,456	$—	$(66,250)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income per common stock	$0.18	$0.18	$0.00	$(0.01)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
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
The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation.
As of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity
, outside of stockholders’
deficit
section of the Company’s balance sheet.

At June 30, 2022 and December 31, 2021, the Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$ 232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Remeasurement of Class A common stock subject to possible redemption	30,314,892

Class A Common stock subject to possible redemption, December 31, 2021	$ 232,300,000
plus :
Remeasurement of Class A common stock subject to possible redemptio n	74,424
Class A Common stock subject to possible redemption, June 30, 2022	$ 232,374,424
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguished Liabilities from Equity (“
ASC 480
”) and ASC 815, Derivatives and Hedging (“
ASC 815
”). The assessment considers whether the warrants are fr
e
estanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Warrant Liabilities - Continued

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the unaudited condensed statements of operations. The fair value of the Public Warrants (as defined in Note 3) and Private Placement Warrants was estimated using an independent third-party valuation.
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
June 30, 2022 (Unaudited)
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
Stock-based Compensation
The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date the unaudited condensed financial statements were issued, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (uncles subsequently modified) less the amount initially received for the purchase of the Founders Shares.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
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
ASC 740-270-30-5 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate for the three and six months ended June 30, 2022, was 5.2% and .79%, respectively, and for the three months ended June 30, 2021, and for the period from March 12, 2021 (inception) through June 30, 2021 was
0.0%
.
The Company’s effective tax rate differs from the statutory income tax rate of

21
%
primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
– Continued

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022.
Investments Held in Trust Account
As of June 30, 2022, the Company had $232,693,362 of treasury bills and cash funds held in the Trust Account.

During the three and six month periods ended June 30, 2022, the Company used $
80,000 and $
84,908
, respectively
of interest earned in the Trust Account to pay
t
axes.
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
June 30, 2022 (Unaudited)

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
The Company determined the fair value of the share-based compensation related to the transfer of shares, to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share based compensation was $667,250 based on grant date fair value estimates of $6.63 and $6.80 at April 5, 2021 and March 7, 2022, respectively.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 5 – related party transactions
– Continued

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
Related Party Loans
On March 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for working capital purposes, legal expenses, consultants, advisors, initial public offering preparation, and other general corporate uses (the “Note”). The Note was non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. There were no borrowings against the Note during the period from March 12, 2021 (inception) through June 30, 2021, and any subsequent borrowings were repaid in full at the closing of the Initial Public Offering.
The Sponsor also agreed to loan the Company up to
 $1,500,000
to be used for working capital purposes through the earlier of December 31, 2021 or the closing of the Initial Public Offering. At March 25, 2022 the Sponsor has agreed to loan the Company up to
$1,500,000
to be used for working capital purposes through April 1, 2023, as funds are necessary. Such loans would be non-interest bearing, unsecured, and will be repaid upon the consummation of a Business Combination. In the event that the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available to it, outside of its trust account established in connection with the IPO.
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
For the three and six month periods ended
June 30, 2022,
the Company recorded $30,000 and

$60,000
,
 respectively, related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

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
June 30, 2022 (Unaudited)
NOTE 6 – COMMITMENTS & CONTINGENCIES
– Continued

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

NOTE 7 – WARRANT LIABILITIES

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
June 30, 2022 (Unaudited)
NOTE 7 – WARRANT LIABILITIES –
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
June 30, 2022 (Unaudited)
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
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
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2022, there were no preferred shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Liabilities
Warrant Liability - Public Warrants	$3,335,000	$3,335,000	$—	$—
Warrant Liability - Private Placement Warrants	3,102,000	—	—	3,102,000

Warrant Liabilities	$6,437,000	$3,335,000	$—	$3,102,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust	$232,302,620	$232,302,620	$—	$—

Liabilities
Warrant Liability - Public Warrants	$6,555,000	$—	$—	$6,555,000
Warrant Liability - Private Placement Warrants	5,367,400	—	—	5,367,400

Warrant Liabilities	$11,922,400	$—	$—	$11,922,400

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS

At December 31, 2021, the Company utilized an independent third party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of June 30, 2022, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the six months ended June 30, 2022, as they began actively trading on January 3, 2022.
Investments Held in Trust
At December 31, 2021, the Company held $232,356,324 of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In April 2022, the Company redeemed the assets in the Fund and purchased $232,971,000 of Short Term Treasury Bill bonds that mature in August 2022 at a discounted cost basis of $232,275,978. In accordance with ASC 320 Investments – Debt and Equity Securities, the Company accounts for the investments as held to maturity at amortized costs, net of the discount, and accretes the purchase discount over the term of the Treasury Bill bonds. At June 30, 2022, the amortized cost of the Investments Held in Trust was $232,693,362 as recognized on the unaudited condensed balance sheet. The fair value of Investments Held in Trust at June 30, 2022 was $232,458,835 (a level 1 fair value).

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 9 – FAIR VALUE MEASUREMENTS - CONTINUED

Warrant Liabilities
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

	At June 30, 2022	At December 31, 2021
Share Price	$9.97	$9.77
Exercise Price	$11.50	$11.50
Years to Expiration	5.37	5.62
Volatility	4.50%	10.00%
Risk-Free Rate	2.97%	1.31%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.330	$0.571
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at December 31, 2021	$11,922,400
Transfer Out to Level 1 (Public Warrants )	(6,555,000)
Change in Fair Value of Private Warrants	(2,265,400)

Fair Value at June 30, 2022 (Private Warrants)	$3,102,000

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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2022 were organizational activities and those necessary to prepare for and close the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We have not generated and do not expect to generate any operating revenues until after the completion of an initial Business Combination. We have generated and expect to continue to generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had a net income of $767,187, which consisted of operating costs of $389,666 and a non-cash
changes in fair value of warrant liabilities of $742,000, interest and income earned on cash and Trust Account of $457,005, and a provision for income taxes of $42,152.

Results of Operations—continued

For the six months ended June 30, 2022, we had a net income of $5,282,278, which consisted of operating costs of $636,933 and a non-cash
changes in fair value of warrant liabilities of $5,485,400, income and interest earned on cash and Trust Account of $475,963, and a provision for income taxes of $42,152.
For the three months ended June 30, 2021, we had a net loss of $57,917, which consisted of operating and formation costs of $57,917.
For the period from March 12, 2021 (Inception) through June 30, 2021, we had a net loss of $66,250, which consisted of operating and formation costs of $66,250.
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
For the six months ended June 30, 2022 cash used in operating activities was $763,342. Net income of $5,282,278 was affected by a non-cash
charge for the change in fair value of warrant liability of $5,485,400, interest and income earned on Trust Investments of $475,650, payments of Franchise tax of $126,352, and net cash provided by changes in other operating assets and liabilities of $41,782. Additionally there were $84,908 of cash flows provided by financing activities for Trust funds received for payment of franchise tax.
For the period from March 12, 2021 (inception) through June 30, 2021 cash used in operating activities was $250. Changes in operating assets and liabilities provided $66,000 of cash from operating activities, offset by net loss of $66,250. Cash flows provided by financing activities were $41,895 related to the initial purchase of Founder Shares, and other contributions, by our Sponsor.
At December 31, 2021, the Company held $232,356,324 of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In April 2022, the Company redeemed the assets in the Fund and purchased $232,971,000 of Short Term Treasury Bill bonds that mature in August 2022 at a discounted cost basis of $232,275,978. In accordance with ASC 320 Investments – Debt and Equity Securities, the Company accounts for the investments as held to maturity at amortized costs, net of the discount, and accretes the purchase discount over the term of the Treasury Bill bonds. At June 30, 2022, the amortized cost of the Investments Held in Trust was $232,693,362 as recognized on the unaudited condensed balance sheet. The fair value of Investments Held in Trust at June 30, 2022 was $232,458,835.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the three and six month periods ended June 30, 2022, the Company used $80,000 and $84,908, respectively of interest earned in the Trust Account to pay taxes.
At June 30, 2022, we had cash of $325,844 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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

At June 30, 2022, the Company had approximately $326,000 in cash and approximately $733,000 in working capital.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Critical Accounting Policies - continued
Class A Common Stock Subject to Possible Redemption - continued
At all other times, common stock are classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2022, 23,000,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022 and in our Quarterly Report on Form
10-Q
filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021 and in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022.
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

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: August 19, 2022	By:	/s/ Richard D. Bertel
	Name:	Richard D. Bertel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 19, 2022	By:	/s/ Chris A. Bertel
	Name:	Chris A. Bertel
	Title:	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)