Form 10-Q
period 2022-09-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2022-11-14
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act):    Yes  ☒    No  ☐
As of November 10, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the nine months ended September 30, 2022 and the period from March 12, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2022 and the period from March 12, 2021 (Inception) through September 30, 2021	5
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from March 12, 2021 (Inception) through September 30, 2021	7
	Notes to Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Control and Procedures	42

PART II - OTHER INFORMATION		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
SIGNATURES		45

i

Item 1. Financial Statements
INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash	$291,526	$1,004,278
Prepaid Expenses and Other Assets	530,089	409,084

Total Current Assets	821,615	1,413,362
Investments Held in Trust Account	233,202,289	232,302,620
Prepaid Expenses, Non-Current	51,136	357,949

Total Assets	$234,075,040	$234,073,931

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$15,772	$20,000
Accrued Expenses	67,678	60,500
Accrued Offering Costs	—	36,352
Accrued Franchise Tax	53,014	161,694
Income taxes payable	178,445	—
Due to Related Party	—	12,494

Total Current Liabilities	314,909	291,040
Warrant Liabilities	2,069,000	11,922,400
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	10,433,909	20,263,440

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONDENSED BALANCE SHEETS - Continued

	September 30, 2022	December 31, 2021
	(Unaudited)
Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption. 23,000,000 Shares are a t Redemption Value .	233,063,429	232,300,000
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 23,000,000 shares subject to possible redemption).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Additional Paid in Capital	—	—
Accumulated Deficit	(9,422,873)	(18,490,084)

Total Stockholders’ Deficit	(9,422,298)	(18,489,509)

Total Liabilities and Stockholders’ Deficit	$234,075,040	$234,073,931

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2022 and September 30, 2021

	Three Months Ended
	September 30, 2022	September 30, 2021
EXPENSES
Operating and Formation Expenses	$366,194	$68,297

Loss from Operations	(366,194)	(68,297)
Other Income (Expense)
Interest and income earned on Cash and Trust Investments	682,849	—
Change in fair value of warrant liabilities	4,368,000	—

Total Other Income	5,050,849	—
Income (Loss) before provision for income taxes	4,684,655	(68,297)
Provision for income taxes	136,293	—

Net Income (Loss)	$4,548,362	$(68,297)

Weighted Average Ordinary Shares Outstanding of Class A redeemable Common Stock	23,000,000	—

Basic and Diluted Net Income (Loss) Per Share, Class A	$0.16	$—

Weighted Average Ordinary Shares Outstanding of non-redeemable Class A and Class B Common Stock (a)	5,750,000	5,000,000

Basic and Diluted Net Income (Loss) Per Share, Class B	$0.16	$(0.01)

(a)
For the three months ended September 30, 2021
, amount excludes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2022 and the period from March 12, 2021 (Inception) through September 30, 2021

		Period From
	Nine Months	March 12, 2021
	Ended	(Inception) through
	September 30, 2022	September 30, 2021
EXPENSES
Operating and Formation Expenses	$1,003,127	$134,547

Loss from Operations	(1,003,127)	(134,547)
Other Income (Expense)
Interest and income earned on Cash and Trust Investments	1,158,812	—
Change in fair value of warrant liabilities	9,853,400	—

Total Other Income	11,012,212	—
Income (Loss) before provision for income taxes	10,009,085	(134,547)
Provision for income taxes	178,445	—

Net Income (Loss)	$9,830,640	$(134,547)

Weighted Average Ordinary Shares Outstanding of Class A redeemable Common Stock	23,000,000	—

Basic and Diluted Net Income (Loss) Per Share, Class A	$0.34	$—

Weighted Average Ordinary Shares Outstanding of non-redeemable Class A and Class B Common Stock (a)	5,750,000	5,000,000

Basic and Diluted Net Income (Loss) Per Share, Class B	$0.34	$(0.03)

(a)
For the period from March 12, 2021 (Inception) through September 30, 2021, amount excludes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months and Nine Months Ended September 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Net Income	—	—	—	—	—	4,515,091	4,515,091

Balance - March 31, 2022	—	—	5,750,000	575	—	(13,974,993)	(13,974,418)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(74,424)	(74,424)
Net Income	—	—	—	—	—	767,187	767,187

Balance - June 30, 2022	—	—	5,750,000	575	—	(13,282,230)	(13,281,655)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(689,005)	(689,005)
Net Income	—	—	—	—	—	4,548,362	4,548,362

Balance - September 30, 2022	—	$—	5,750,000	$575	$—	$(9,422,873)	$(9,422,298)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - Continued

For the Three Months Ended September 30, 2021 and the period from March 12, 2021 (Inception) through September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - March 12, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor (a)	—	—	5,750,000	575	24,425	—	25,000
Net Loss	—	—	—	—	—	(8,333)	(8,333)

Balance - March 31, 2021	—	$—	5,750,000	$575	$24,425	$(8,333)	$16,667
Issuance of Class B Common Stock to Sponsor (a)	—	—	—	—	16,895	—	16,895
Net Loss	—	—	—	—	—	(57,917)	(57,917)

Balance - June 30, 2021	—	$—	5,750,000	$575	$41,320	$(66,250)	$(24,355)
Net Loss	—	—	—	—	—	(68,297)	(68,297)

Balance - September 30, 2021	—	$—	5,750,000	$575	$41,320	$(134,547)	$(92,652)

(a)
For the three months ended September 30, 2021 and the period from March 12, 2021 (Inception) through September 30, 2021
, amount includes up to 750,000 shares of Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter and includes a retrospective restatement of founder shares cancelled by the Sponsor and transferred to our anchor investors
(see Note 3 and Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and the period from March 12, 2021 (Inception) through September 30, 2021

		Period From
	Nine Months	March 12, 2021
	ended	through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$9,830,640	(134,547)
Adjustments to reconcile net income to cash used in operating activities:
Interest and income earned on Trust Investments	(1,158,349)	—
Change in fair value of warrant liabilities	(9,853,400)	—
Changes in Operating Assets and Liabilities:
Deferred Offering Costs	—	—
Other Assets	—	(170)
Prepaid Expenses	185,808	—
Accounts Payable	(4,228)	—
Accrued Offering Costs	(36,352)	—
Accrued Franchise Tax	(108,680)	—
Income Tax Payabl e	178,445	—
Accrued Expenses	7,178	(61,231)
Due to Related Party	(12,494)	—

Net Cash (Used in) Provided by Operating Activities	(971,432)	(195,948)

Cash Flows from Investing Activities:
Transfer of Funds Held in Trust for Payment of Franchise Tax	258,680	—

Net Cash Provided by Investing Activities	258,680	—

Cash Flows from Financing Activities:
Capital Contribution - Founders’ Shares	—	41,895
Proceeds from Related Party Note	—	179,053

Net Cash Used in Financing Activities	—	220,948

Net (Decrease) Increase in Cash	(712,752)	25,000
Cash - Beginning of Period	1,004,278	—

Cash - End of Period	$291,526	$25,000

Supplemental Disclosure of Noncash Investing and Financing Activities:
Deferred Offering Costs included in Accrued Expenses	$—	$5,070,550

Remeasurement of Common Stock Subject to Redemption	$763,429	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN
Integrated Rail and Resources Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through September 30, 2022 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial business combination.
The registration statement for the Company’s IPO was declared effective on November 11, 2021. On November 16, 2021, the Company consummated its IPO of 23,000,000 units (the “Units”), including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units. Each Unit consisted of one share of Class A common stock, par value $0.0001 per share, of the Company (the “Public Shares”) and one-half
of one redeemable warrant, at $10.00 per Unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment.
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to DHIP Natural Resources Investments, LLC (“Sponsor”), generating gross proceeds of $9,400,000, which is described in Note 4.
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
September 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

The Company has 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022). However, if the Company anticipates it may not be able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions are elected or an aggregate of $4,600,000, if the time to consummate a Business Combination is extended to a full 18 months). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Subsequent to September 30, 2022 the Company filed a preliminary proxy with the SEC as discussed in Note 10.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

Following the closing of the IPO on November 16, 2021, management agreed that an amount equal to at least $10.10 per Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, would be held in a trust account (“Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) will agree to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination. In addition, the Initial Stockholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
If the Company is unable to complete a Business Combination within 12 months (or up to 18 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
September 30, 2022 (Unaudited)
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
September 30, 2022 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

Liquidity and Going Concern
At September 30, 2022, the Company had approximately $291,500 in cash and approximately $506,700 in working capital.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period. See Note 10 regarding subsequent event for additional information on proxy filed for stockholder vote to extend the Combination Period.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

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
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto, as well as the Company’s Quarterly Reports on Form
10-Q
for the three months ended March 31, 2022 and June 30, 2022 as filed with the SEC on May 16, 2022 and August 19, 2022, respectively.
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year
ended December 31, 2022 or for any future interim periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value
.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. The calculation of basic income (loss) per common share for the period from March 12, 2021 (inception) through September 30, 2021 excludes 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (“over-allotment contingent shares”). The calculation of diluted income (loss) per common share for the three months ended September 30, 2021 and

for the period from March 12, 2021 (inception) through September 30, 2021 also excludes the 750,000 over-allotment contingent shares as the effect on net (loss) for the period would be anti-dilutive. As of September 30, 2022 and 2021 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued
Net Income (Loss) Per Common Share – continued

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$3,638,690	$909,672	$—	$(68,297)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income per common stock	$0.16	$0.16	$0.00	$(0.01)

	For the Nine Months Ended September 30, 2022		For the Period From March 12. 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$7,864,512	$1,966,128	$—	$(134,547)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income per common stock	$0.34	$0.34	$0.00	$(0.03)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At September 30, 2022 and December 31, 2021, the Common Stock reflected in the
condensed balance sheets are reconciled in the following table:

Gross Proceeds	$232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Remeasurement of Class A common stock subject to possible redemption	30,314,892

Class A Common stock subject to possible redemption, December 31, 2021	232,300,000
Plus:
Remeasurement of Class A common stock subject to possible redemption	763,429

Class A Common stock subject to possible redemption, September 30, 2022	$233,063,429

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the unaudited condensed statements of operations. The fair value of the Public Warrants (as defined in Note 3) and Private Placement Warrants was estimated using an independent third-party valuation
.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best
information available in the circumstances.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
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
September 30, 2022 (Unaudited)
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
The Company’s effective tax rate for the three and nine months ended September 30, 2022, was 2.91% and 1.78%, respectively, and for the three months ended September 30, 2021, and for the period from March 12, 2021 (inception) through September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect
on the Company’s unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.
The
Company had no cash equivalents as of September 30, 2022.
Investments Held in Trust Account
As of September 30, 2022, the Company had $233,202,289 of treasury bills and cash funds held in the Trust Account. During the three and nine month periods ended September 30, 2022, the Company used $173,771 and $258,680, respectively of interest earned in the Trust Account to pay taxes.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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
September 30, 2022 (Unaudited)

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
NOTE 5 – RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “Founder Shares”). On April 5, 2021, the Sponsor transferred interests in 25,000 Founder Shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by our Sponsor and transferred by us to our anchor investors in the IPO. Amounts previously reported as Class B common stock were retrospectively restated to account for this transaction. On March 7, 2022, Nathan Asplund tendered the return of his interest in 25,000 Founder Shares in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in 25,000 Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022 to fill the vacancy.
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
September 30, 2022 (Unaudited)
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
Related Party Loans
On March 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for working capital purposes, legal expenses, consultants, advisors, initial public offering preparation, and other general corporate uses (the “Note”). The Note was non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. There were no borrowings against the Note during the period from March 12, 2021 (inception) through September 30, 2021, and any subsequent borrowings were repaid in full at the closing of the Initial Public Offering.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 5 – RELATED PARTY TRANSACTIONS –
Continued

Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination and the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and nine month periods ended September 30, 2022, the Company recorded $30,000 and $90,000, respectively, related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

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
September 30, 2022 (Unaudited)
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
Investment Banking Advisory Agreement
The Company has entered into an investment banking advisory services agreement pursuant to which fees will be paid upon the closing of an Acquisition during the term of the agreement through 24 months after the termination of the agreement. Fees will be charged at the greater of $4,250,000 or up to .65% of the Acquisition Value if the acquisition value exceeds $900 Million. The investment banking advisory fees are contingent on both the consummation and the specific terms of an Initial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

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
September 30, 2022 (Unaudited)
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
September 30, 2022 (Unaudited)
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY
Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 30, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
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
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2022, there were no preferred shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
For the Period From March	Value	Level 1	Level 2	Level 3
September 30, 2022
Liabilities
Warrant Liability - Public Warrants	$1,035,000	$1,035,000	$—	$—
Warrant Liability - Private Placement Warrants	1,034,000	—	—	1,034,000

Warrant Liabilities	$2,069,000	$1,035,000	$—	$1,034,000

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust	$232,302,620	$232,302,620	$—	$—

Liabilities
Warrant Liability - Public Warrants	$6,555,000	$—	$—	$6,555,000
Warrant Liability - Private Placement Warrants	5,367,400	—	—	5,367,400

Warrant Liabilities	$11,922,400	$—	$—	$11,922,400

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS
At December 31, 2021, the Company utilized an independent third party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of September 30, 2022, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the nine months ended September 30, 2022, as they began actively trading on January 3, 2022.
Investments Held in Trust
At December 31, 2021, the Company held $232,302,620 of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In April 2022, the Company redeemed the assets in the Fund and purchased $232,971,000 of Short Term Treasury Bill bonds that mature in August 2022 at a discounted cost basis of $232,275,978. In August 2022, the Company redeemed the assets in the Fund and purchased $233,983,000 of Short-Term Treasury Bill Bonds that mature in November 2022 at a discounted costs basis of $232,768,960. In accordance with ASC 320 Investments – Debt and Equity Securities, the Company accounts for the investments as held to maturity at amortized costs, net of the discount, and accretes the purchase discount over the term of the Treasury Bill bonds. At September 30, 2022, the amortized cost of the Investments Held in Trust was $233,202,289 as recognized on the unaudited condensed balance sheet. The fair value of Investments Held in Trust at September 30, 2022 was $233,342,466 (a level 1 fair value).

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022 (Unaudited)
NOTE 9 – FAIR VALUE MEASUREMENTS - CONTINUED

Warrant Liabilities
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

	At September	At December
	30, 2022	31, 2021
Share Price	$10.06	$9.77
Exercise Price	$11.50	$11.50
Years to Expiration	5.12	5.62
Volatility	5.20%	10.00%
Risk-Free Rate	3.97%	1.31%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.109	$0.571
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant
Liabilities
Fair Value at January 1, 2022 (inception)	$11,922,400
Change in Fair Value	(9,853,400)

Fair Value at September 30, 2022	$2,069,000

NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statement were issued. As previously stated in a Schedule 14A – Proxy Statement Pursuant to Section 14(a) of the Securities Exchange act of 1934, filed on October 17, 2022, the Company will hold a Special Meeting of Stockholders on November 15, 2022 for vote on “Extension Amendment Proposal”, “Trust Amendment Proposal”, and “Adjournment Proposal” to extend the deadline to complete an initial business combination to May 15, 2023. If a majority of Stockholders do not vote in favor of the Extension Amendment Proposal, the Company will commence the process of wind up and liquidation. The Company announced, in accordance with Section 2(d) of its Investment Management Trust Agreement with American Stock Transfer & Trust Company (the “Trust Agreement”), that at least five days prior to November 15, 2022, the Company received notice from the Company’s sponsor that the sponsor intends to extend the Applicable Deadline pursuant to Section 1(j) of the Trust Agreement. Accordingly, on November 10, 2022, the Company announced, pursuant to the authority of the Board of Directors under section 2.04 of the Company’s bylaws, that the Board of Directors of the Company has cancelled the Special Meeting of Stockholders that was to be held November 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we” “us” or the “Company” refer to Integrated Rail and Resources Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DHIP Natural Resources Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filing can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2022 were organizational activities and those necessary to prepare for and close the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We have not generated and do not expect to generate any operating revenues until after the completion of an initial Business Combination. We have generated and expect to continue to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $4,548,362, which consisted of operating costs of $366,194 and a non-cash changes in fair value of warrant liabilities of $4,368,000, interest and income earned on cash and Trust Account of $682,849, and a provision for income taxes of $136,293.

Results of Operations—continued

For the nine months ended September 30, 2022, we had a net income of $9,830,640, which consisted of operating costs of $1,003,127 and a non-cash changes in fair value of warrant liabilities of $9,853,400, income and interest earned on cash and Trust Account of $1,158,812, and a provision for income taxes of $178,445.

For the three months ended September 30, 2021, we had a net loss of $68,297, which consisted of operating and formation costs of $68,297.

For the period from March 12, 2021 (Inception) through September 30, 2021, we had a net loss of $134,547, which consisted of operating and formation costs of $134,547.

Liquidity and Capital Resources and Going Concern

On November 16, 2021, we completed the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over- allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 9,400,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $9,400,000.

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

For the nine months ended September 30, 2022 cash used in operating activities was $971,432. Net income of $9,830,640 was affected by a non-cash charge for the change in fair value of warrant liability of $9,853,400, interest and income earned on Trust Investments of $1,158,349, and net cash provided by changes in other operating assets and liabilities of $209,677. Additionally there were $258,680 of cash flows provided by investing activities for Trust funds received for payment of franchise tax.

For the period from March 12, 2021 (inception) through September 30, 2021 cash used in operating activities was $195,948. Changes in operating assets and liabilities provided $61,401 of cash from operating activities, offset by net loss of $134,547. Cash flows used in financing activities were $220,948 related to the initial purchase of Founder Shares, and other contributions, by our Sponsor.

At December 31, 2021, the Company held $232,302,620 of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In April 2022, the Company redeemed the assets in the Fund and purchased $232,971,000 of Short Term Treasury Bill bonds that mature in August 2022 at a discounted cost basis of $232,275,978. In August 2022, the Company redeemed the assets in the fund and purchased $233,983,000 of Short-Term Treasury Bill Bonds that mature in November 2022, at a discounted cost basis of $232,768,960. In accordance with ASC 320 Investments – Debt and Equity Securities, the Company accounts for the investments as held to maturity at amortized costs, net of the discount, and accretes the purchase discount over the term of the Treasury Bill bonds. At September 30, 2022, the amortized cost of the Investments Held in Trust was $233,202,289 as recognized on the unaudited condensed balance sheet. The fair value of Investments Held in Trust at September 30, 2022 was $233,342,466.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the three and nine month periods ended September 30, 2022, the Company used $173,771 and $258,680, respectively of interest earned in the Trust Account to pay taxes.

At September 30, 2022, we had cash of $291,526 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At September 30, 2022, the Company had approximately $292,000 in cash and approximately $506,700 in working capital.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

As previously stated in a Schedule 14A – Proxy Statement Pursuant to Section 14(a) of the Securities Exchange act of 1934, filed on October 17, 2022, the Company will hold a Special Meeting of Stockholders on November 15, 2022 for vote on “Extension Amendment Proposal”, “Trust Amendment Proposal”, and “Adjournment Proposal” to extend the deadline to complete an initial business combination to May 15, 2023. If a majority of Stockholders do not vote in favor of the Extension Amendment Proposal, the Company will commence the process of wind up and liquidation.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies - continued

Class A Common Stock Subject to Possible Redemption - continued

At all other times, common stock are classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of September 30, 2022, 23,000,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on August 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Excise Tax included in the Inflation Reduction Act of 2022 may impose a significant tax liability on us after the Business Combination.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other changes, generally imposes a 1% excise tax on the fair market value of stock repurchased by certain publicly-traded domestic corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a publicly-traded Delaware corporation, we may be a “covered corporation” within the meaning of the IRA, and it is possible the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions occurring in connection with the Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Except for franchise taxes and income taxes, the proceeds placed in the Trust Account and the interest earned thereon shall not be used to pay for possible excise taxes or any other fees or taxes that may be levied on us pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by us.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Richard D. Bertel
	Name:	Richard D. Bertel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Chris A. Bertel
	Name:	Chris A. Bertel
	Title:	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)