Form 10-K
period 2022-12-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2023-03-31
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41048

Integrated Rail and Resources Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 W. Morse Boulevard, Suite 220 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (321)
972-1583
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	IRRXU	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	IRRX	The New York Stock Exchange
Warrants	IRRXW	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
At June 30, 2022, the aggregate market value of the Class A common stock, par value $0.0001 per share, of the Registrant held by non-affiliates
of the registrant was $229,310,000 based on the $9.97 closing sale price of the Registrant’s Class A common stock on such date.
As of March
27
, 2023, there were 13,844,082 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Integrated Rail and Resources Acquisition Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

•

The requirement that we complete our initial business combination within the prescribed time frame described below may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

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

•

Our officers and directors also allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

Risks Relating to our Securities

•

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.56 per share.

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

•

We did not register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of our IPO, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

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

Introduction

Integrated Rail and Resources Acquisition Corp. (“Integrated Rail” or the “Company”) is a blank check company incorporated in Delaware on March 12, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. We have engaged in an extensive research effort to identify a large number of potential targets and have initiated discussions with initial business combination targets.

On November 16, 2021, Integrated Rail consummated its initial public offering (the “IPO”) of 23,000,000 units (the “Units”), including 3,000,000 Units issued pursuant to the exercise by the underwriters of their over-allotment option in full, each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (“Warrant”). Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per whole share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. On December 30, 2021, we issued a press release announcing that the holders of our Units may elect to separately trade the shares of Class A Common Stock, par value $0.0001 per share, and the public warrants included in the units commencing on or about January 3, 2022.

The warrants will become exercisable 30 days after the completion of our initial business combination, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation, as described in this Form 10-K. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Because Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters in our IPO (the “Underwriter”), exercised its over-allotment option in full our initial stockholders, which include our Sponsor (as defined below), did not forfeit any of their shares of the Company’s Class B common stock, par value $0.0001 (the “Founder Shares”). We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial business combination, subject to the limitations described herein. If we do not complete our initial business combination within the Combination Period as described further herein, we will redeem 100% of the public shares for cash, subject to applicable law and certain conditions as further described herein.

We initially had 12 months from the November 16, 2021 closing of our IPO to consummate an initial business combination. On February 8, 2023, an Extension Amendment Proposal (as defined below) and a Trust Amendment Proposal (as defined below) were approved by our stockholders, and as a result, we extended the Combination Period through March 15, 2023 and the Company was granted the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time until August 15, 2023. We may, but we are not obligated to, extend the period of time to consummate a business combination up to 21 months pursuant to the Extensions, as described in more detail in this Form 10-K. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. On March 13, 2023, the Sponsor loaned the Company $692,204 in order to extend the Combination Period to April 15, 2023.

Our Sponsor purchased an aggregate of 9,400,000 warrants at a price of $1.00 per warrant ($9,400,000 in the aggregate) each exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, in a private placement that closed simultaneously with the closing of our IPO on November 16, 2021. These warrants are referenced herein as the private placement warrants (the “Private Placement Warrants”).

Our initial stockholders, which include our Sponsor, and our anchor investors own an aggregate of 5,750,000 shares of our Class B common stock, which will automatically convert into shares of Class A common stock at the time of our initial business combination.

In addition, each of (i) Castle Creek Strategies LLC, Context Partners Master Fund, L.P., D. E. Shaw Valence Portfolios, L.L.C., Meteora Capital Partners, LP, HGC Investment Management Inc., Highbridge Capital Management, LLC, Radcliffe Capital Management, L.P., and Polar Asset Management Partners Inc., purchased 9.40% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, (ii) Sandia Investment Management L.P. and Space Summit Capital LLC each purchased 7.50% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, and (iii) Vestcor, Inc. and certain accounts managed by Eagle Point Credit Management LLC each purchased 4.90% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, or in each case funds affiliated with such investors, together the anchor investors, for an aggregate purchase price of no more than $200 million, at the public offering price of the units. The anchor investors as a group purchased 20,000,000 units in the aggregate in our IPO, which was approximately 86.96% of the units issued in the IPO, including the shares sold pursuant to the underwriters’ exercise of the over-allotment option. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security

Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 51.6% of our outstanding shares of common stock. We issued to the anchor investors 1,515,160 shares of our Class B common stock in connection with the closing of the IPO, and our Sponsor cancelled a like number of shares. Accordingly, because the anchor investors purchased the full amount of units in which they expressed an interest, the anchor investors owned an aggregate of approximately 74.84% of the outstanding shares of common stock immediately following the IPO and our Sponsor owned approximately 14.73% of the outstanding shares of common stock following immediately following the IPO. Because the anchor investors purchased all of the units that were allocated to them, even after taking into account such reductions as are necessary to comply with the NYSE listing requirements, substantially all of the units purchased in the IPO were held by the anchor investors and these investors potentially have different interests than our other public stockholders, as further discussed in this Form 10-K. The anchor investors will also have the potential to realize enhanced economic returns and overall economic outcome from their investment in us in comparison to our other public stockholders who did not make anchor investments and purchase founder shares. Because the anchor investors purchased all of the units that are allocated to them, even after taking into account such reductions as are necessary to comply with the NYSE listing requirements, the anchor investors’ purchases significantly reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume, volatility, and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could result in our securities being delisted from the NYSE.

Our IPO prospectus and our charter at the time of the IPO provided that we had 12 months from the date of our IPO (until November 16, 2022) to complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Combination Period”). At the time of the IPO, our charter and Investment Management Trust Agreement, dated November 11, 2021, by and between us and American Stock Transfer & Trust Company, LLC (the “Trust Agreement”), provided that we had the right to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO for each such three-month extension (each, an “Extension Election”), as described in more detail in our IPO prospectus. The first Extension Election was used in November 2022 to extend the Combination Period to February 15, 2023 by depositing $2,300,000 into the Company’s trust account.

In a special meeting of the stockholders on February 8, 2023, an Extension Amendment Proposal and a Trust Amendment Proposal were approved, and as a result, we extended the Combination Period to March 15, 2023 and granted the Company the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time after March 15, 2023 (each, an “Extension” and, collectively, the “Extensions”) or later extended deadline date, by resolution of the Company’s board of directors (the “Board”) if requested by the Sponsor. If the Board decides to implement an Extension, the Sponsor or its designees have agreed to contribute to us loans (the “Loans”) of $0.05 for each public share that is not redeemed (such amount, the “Monthly Amount”) plus (ii) because the Business Combination was not consummated by February 15, 2023, the Monthly Amount for each calendar month (commencing on February 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until August 15, 2023. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after redemptions in connection with the Extension and the length of the extension period that will be needed to complete the Business Combination. The purpose of the Extension is to provide the Company more time to complete a Business Combination, which the Board believes is in the best interests of our stockholders. With the Extension Amendment Proposal approved, neither the Sponsor nor the Company is required to deposit additional funds into the trust account in connection with the Extension.

On March 13, 2023, the Sponsor loaned the Company $692,204 in order to extend the Combination Period to April 15, 2023.

In connection with the Extension Amendment Proposal, stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. As a result, 9,155,918 shares were redeemed at $10.32 per share, totaling $94,489,074. Therefore, as of February 8, 2023, there were 13,844,082 shares of Class A common stock, par value $0.0001 per share, issued and outstanding. As of March 16, 2023, there was $146,286,095 available in the trust account.

General

While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have initially focused our search in North America on railroad companies that transport bulk commodities, terminal companies that transload bulk commodities to and from railroads and pipelines, trucks, and ports, the companies that produce bulk commodities moved by railroads in large volumes, and the rail cars that are used to transport bulk commodities. Bulk commodities include grains and vegetable oils, mineral and metallic ores and concentrates, energy fuels, biofuels, cement and aggregates, and other goods and commodities essential to modern economies. We believe that this vertical integration will enable synergies and economies of scale and leverage the inherent energy efficiency and low carbon emissions of freight trains, and the rapidly growing demand for bulk commodities necessary to transform industrialized economies into energy efficient and green economies, and to transform emerging economies into industrialized economies.

Our Management Team

Mark A. Michel has served as our Chief Executive Officer and Chairman since November 2022. He also served as our President, Chief Operating Officer from March 2021 until November 2022, and Vice Chairman from November 2021 until November 2022. Mr. Michel serves as a member of the advisory board of CommonGood Capital, LLC, a broker dealer placement agency, and is a Managing Partner at the DHIP Group where he leads the infrastructure line of business. He directs equity investments in high-quality infrastructure assets in the energy, transport and water/wastewater asset classes by custom tailoring financing solutions across a breadth of capital needs. Prior to joining DHIP Group in 2017, he was a Managing Director and Head of Project and Structured Finance at Drexel Hamilton from 2016 to 2019, a full-service institutional investment banking and financial advisory firm. Prior to his time at Drexel Hamilton, he raised capital and worked to structure transactions at Corporate Capital Trust, a $6 billion Business Development Company (BDC) owned and operated by KKR & CNL. Prior to his career in financial services, he served in the White House and was the Navy’s Representative to the National Security Council in the White House Situation Room and was a member of the National Security Council staff. Prior to his White House service, he was a career naval officer achieving the rank of Commander and served in the United States Navy for more than 20 years focusing his service within Naval Special Warfare (SEALs) and the Special Operations and Intelligence Communities and held senior-level positions throughout the Intelligence Community and National Security establishment. He earned a bachelor’s degree in political science from Auburn University and an MBA in finance from the University of Miami Herbert School of Business. He is also the Vice-Chairman of our Board of Directors.

Timothy J. Fisher has served as our Vice Chairman, President and Chief Financial Officer since November 2022. He also served as our Senior Vice President and Chief Acquisition Officer from March 2021 until November 2022, and Director from November 2021 until November 2022. Mr. Fisher serves as a member of the advisory board of CommonGood Capital, LLC, a broker dealer placement agency, and is a Managing Partner at the DHIP Group, where he is responsible for originating and directing equity investments in a variety of infrastructure assets for the independent fund and alongside operating or co-investment partners. He also works to optimize the capital structure of portfolio companies and to develop new business for portfolio companies. Prior to forming DHIP, he was Managing Partner and Head of Investment Banking at Drexel Hamilton where he worked from 2015 to 2020, a full-service institutional investment banking and financial advisory firm. He worked with a variety of private companies to provide capital solutions and assisted them with structuring and raising equity and debt financing from institutional investors for a variety of purposes including M&A, working capital, capital expenditures, and refinancing. He moved to the buy side as an assistant MLP portfolio manager at Parker Global Strategies in 2013, with his fund posting well above benchmark returns annually. In July 2014, he left to help a family office invest a proprietary pool of capital, raise outside capital and develop new business for lower middle market private companies in the oil and gas, transportation, and specialty finance sectors. He was a U.S. Army Artillery Officer, serving three tours in Iraq where he earned two Bronze Stars and an Army Commendation Medal with V-Device. He is a graduate of the U.S. Military Academy (West Point) and earned an MBA from the New York University Stern School of Business. Mr. Fisher is also a member of our Board of Directors.

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

Mr. Didier graduated Summa Cum Laude with Honors from Florida State University with dual degrees in Management and Multi-National Business in 1992. He earned his Juris Doctorate with Honors from the Duke University School of Law in 1995. While at Duke, he focused his studies on environmental law and business litigation. During Mr. Didier’s subsequent twenty-year legal career, he garnered many accolades including being consistently recognized in Florida’s Super Lawyers magazine, selected as a member of the Nation’s Top One Percent by the National Association of Distinguished Counsel, included in The Best Lawyers in America® 2012-2021, a recipient of the 2014 Top Litigator Award by the Trial Lawyers Board of Regents, named one of Florida’s Legal Elite by Florida Trend Magazine, and one of the Top 100 Trial Lawyers by the National Trial Lawyers Association.

Independent Directors

Brian M. Feldott has served as a director since November 2021. Mr. Feldott is the Chairman of the Audit Committee. Mr. Feldott is currently the Chief Financial Officer at East Shore Investments and has been in that role since 2019, and is currently the Chief Financial Officer at Rise Oil and Gas and has been in that role since January 2023. He is a subject matter expert in corporate finance, treasury operations and accounting. He has excelled at building relationships with investor and bank groups as well as developing cross functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019. As treasurer at Newfield from 2017 to 2019, he was responsible for tax, corporate finance, treasury, and risk management. He was responsible for negotiating and raising $2 billion in unsecured capital and he led a tax saving initiative resulting in nearly $50 million of benefits for Newfield. As the finance integration team leader during the Encana merger, he led the integration for all finance functions from Newfield and played a significant role in the successful transition of finance functions and related operations. Before joining Newfield, Brian served as the Treasurer and Director of Investor Relations for Newpark, an international oil field services company. While at Newpark from 2010 to 2017, he enhanced the global treasury function by centralizing the operations and enhancing the capital structure, this included the issuance of convertible bonds and multiple credit facilities. In addition, his investor relations work resulted in the company gaining Tier-1 analyst coverage for the first time in company history. Prior to that, he served as Senior Director of Tax and Treasury for ExpressJet Airlines. While at ExpressJet, he helped lead the successful spin-off of the company from Continental Airlines and developed the company’s accounting, treasury and tax departments as well as the financing of a fleet of 274 aircraft. Brian is a Certified Public Accountant in the state of Texas. He earned a bachelor’s degree in economics from the University of Texas, an MBA in finance from the University of Houston and a master’s of legal studies in oil, gas and energy law from the University of Oklahoma.

Ronald C. Copley has served as a director since November 2022. Mr. Copley served as an intelligence professional in various roles within the Department of Defense and intelligence community throughout his 34-year Navy career. From June 2021 to August 2022, Mr. Copley served as Director, National Maritime Intelligence Integration Office for the Director of National Intelligence and Commander, Office of Naval Intelligence for the U.S. Navy. Prior to this role, he served as the Deputy Director of Operations at the National Security Agency from May 2019 to June 2021, as Director of Intelligence for U.S. Forces in Afghanistan from April 2018 to April 2019, and as Director of Intelligence for U.S. Strategic Command from July 2016 to April 2018. Mr. Copley earned a bachelor’s degree in mechanical engineering from U.S. Naval Academy in 1988 and his master’s degree in national security from U.S. Naval War College in 2002.

Jason C. Reeves has served as a director since November 2022. Mr. Reeves has over 25 years of experience in the fields of management, commercial negotiations, logistics, operations, supply chain and business development. Mr. Reeves is a Senior Executive with a track record of leading successful business units across the energy spectrum. Mr. Reeves has led several high performing teams, which has resulted in becoming an industry leader in the midstream space. Prior to joining the Company, Jason held senior positions at Getka from January 2021 to December 2021, Tallgrass Energy from May 2015 to August 2020, Crestwood Midstream from January 2010 to January 2015, and other midstream companies. Mr. Reeves holds a bachelor’s of science degree in business management from The Citadel. He served in the U.S. Army with 101st Airborne immediately after graduation and is on the board of several local charities.

Acquisition Strategy

Our business strategy is to target, identify, and complete a business combination with one or more companies that produces bulk commodities and/or transports bulk commodities. We place particular focus on identifying businesses and business combinations that integrate natural resources and transportation services.

We believe that integration of bulk commodity production and transportation presents an attractive opportunity to pursue a business combination with a blank check company. We believe this business combination will enable us to leverage the production expertise and resource assets of bulk commodity producers, and the transportation assets and efficiency expertise of transportation providers. We believe our integrated approach will create production-to-destination cost efficiencies, market access opportunities, and pricing opportunities unavailable to stand-alone bulk commodity producers and transportation service providers. Transportation cost is a major component of the delivered cost of bulk commodities. We believe our expertise in solving transportation problems will enable the bulk commodity producers we target to enter new markets, unlock their resource assets, increase the value of their resource assets, and ultimately achieve higher market share, revenue, and netbacks, Similarly, we believe our integrated approach will enable the transportation service providers we target to make operational and infrastructure efficiency improvements that will achieve long-term market share, revenue, and profitability improvements. We believe integration of production and transportation will result in a business combination that provides the transportation company with long-term access to bulk commodities, the resource company with long-term transportation cost efficiency, and the integrated company with market share, pricing power, profitability, and growth opportunities that are not inaccessible to non-integrated producers and transportation providers competing for the same end users of the bulk commodities.

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

Our acquisition strategy leverages our team’s deep understanding of the bulk commodity industries that we have managed or advised throughout our careers, including operating successful railway and transportation enterprises. We believe this cross-sector expertise is unusual in both the railroad industry and the bulk commodity industry. Our management team, led by Mr. Michel, has experience:

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

Our IPO prospectus and the charter in effect at the time of the IPO provided that we had 12 months from the date of our IPO (until November 16, 2022) to complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Combination Period”). At the time of our IPO, our charter and Trust Agreement provided that we had the right to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO for each such three-month extension (each, an “Extension Election”), as described in more detail in our IPO prospectus. The first Extension Election was used in November 2022 to extend the Combination Period to February 15, 2023 by depositing $2,300,000 into the Company’s trust account.

In a special meeting of the stockholders on February 8, 2023, an Extension Amendment Proposal and a Trust Amendment Proposal were approved, and as a result, we extended the Combination Period to March 15, 2023 and granted the Company the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time after March 15, 2023 or later extended deadline date, by resolution of the Board if requested by the Sponsor. If the Board decides to implement an Extension, the Sponsor or its designees have agreed to contribute to us Loans of $0.05 for each public share that is not redeemed plus (ii) because the Business Combination was not consummated by February 15, 2023, the Monthly Amount for each calendar month (commencing on February 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until August 15, 2023. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after redemptions in connection with the Extension and the length of the extension period that will be needed to complete the Business Combination. The purpose of the Extension is to provide the Company more time to complete a Business Combination, which the Board believes is in the best interests of our stockholders. With the Extension Amendment Proposal approved, neither the Sponsor nor the Company is required to deposit additional funds into the trust account in connection with the Extension.

In connection with the Extension Amendment Proposal, stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. As a result, 9,155,918 shares were redeemed at $10.32 per share, totaling $94,489,074. Therefore, as of February 8, 2023, there were 13,844,082 shares of Class A common stock, par value $0.0001 per share, issued and outstanding. As of March 16, 2023, there was $146,286,095 available in the trust account.

On February 17, 2023, the Sponsor loaned the Company $692,204 in order to extend the Combination Period to March 15, 2023. On March 13, 2023, the Sponsorloaned the Company $692,204 in order to extend the Combination Period to April 15, 2023.

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

Members of our management team directly or indirectly own a portion of our founders shares, common stock and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Sources of Target Businesses

Target business candidates may be brought to our attention from various sources, including unaffiliated sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus relating to our IPO (Registration Statement on Form S-1, File No. 333-256381 (the “Registration Statement”)) as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021, and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates. We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO on November 16, 2021 (i.e., November 16, 2026), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they each devote as much of their time as they each deem necessary to our affairs until we have completed our initial business combination. The amount of time they will each devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov or on the Company’s website at http://irr-x.com/.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the November 16, 2021 closing (including in open market and privately negotiated transactions), and our anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 4,066,636, or 29.4%, of the 13,844,082 shares of Class A common stock sold after November 16, 2021 to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our Sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Our Sponsor, officers, directors, and anchor investors own all of the shares of the Class B common stock, which represented 20% of our outstanding shares of common stock immediately following the November 16, 2021 closing and the private placement and represents 29.3% of our outstanding shares of common stock as of March 27, 2023 as a result of redemptions in relation to our February 2023 stockholder meeting. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the anchor investors to vote any founder shares held by them, will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. Because the anchor investors purchased all of the units that they expressed an interest in purchasing, if they hold all such units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, then in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote. Because the anchor investors purchased all of the units for which they expressed an interest, the substantial majority of units sold are held by the anchor investors. The anchor investors may have different interests than our other public stockholders since their investments in the founder shares will generally be worthless if we do not consummate an initial business combination within the completion window. Because the anchor investors can purchase founder shares for the same nominal purchase price paid for such shares by our Sponsor, the anchor investors will also have the potential to realize enhanced economic returns from their investment in us in comparison to our other public stockholders who are not purchasing founder shares from our Sponsor. Accordingly, the anchor investors may be more likely to favor any proposed initial business combination transaction even if our other public stockholders do not favor the transaction.

Participation by our anchor investors reduced the public float for our shares.

Twelve anchor investors each purchased up to either 1,880,000, 1,500,000, or 980,000 units in our IPO at the offering price. Because each of the anchor investors purchased all of the units for which they expressed an interest, approximately 86.96% of the units sold in the IPO (including the shares sold pursuant to the underwriters’ exercise of the over-allotment option) were purchased by the anchor investors immediately following IPO, and such purchases have reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could result in our securities being delisted from the NYSE. The anchor investors are not required to hold any units, Class A common stock or warrants they purchased in the IPO or thereafter for any amount of time. Accordingly, the anchor investors may sell any, or up to all, of the units, Class A common stock or warrants they purchased in the IPO or thereafter at any time. The sale of material amounts of units, Class A common stock or warrants, or the perception that such sales may occur, could reduce the market prices of those securities and may encourage short sales. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 51.6% of our outstanding shares of common stock.

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

The requirement that we complete our initial business combination within the prescribed time frame described in our certificate of incorporation may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the prescribed time frame for the Combination Period, as described in more detail in relation to the Extensions in Item 1 of this Annual Report on Form 10-K and which Combination Period is currently April 15, 2023 (but may be extended until up to August 15, 2023, as further described in Item 1 of this Annual Report on Form 10-K). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame set forth in our Amended and Restated Certificate of Incorporation, as amended (our “certificate of incorporation”), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.56 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial business combination within the prescribed time frame for the Combination Period, as described in more detail in relation to the Extensions in Item 1 of this Annual Report on Form 10-K, and which Combination Period currently ends on April 15, 2023 (but may be extended, as further described in Item 1 of this Annual Report on Form 10-K until up to August 15, 2023). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.56 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.56 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the prescribed time frame, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, our stockholders may be forced to sell their public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

There is competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.56 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023” and other risk factors below.

The net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the trust account have been utilized. We depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to continue obtaining these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the Private Placement Warrants, only approximately $1,750,000 was available to us initially outside the trust account to fund our working capital requirements. Because our offering expenses exceeded our estimate of $750,000, we have funded such excess with funds not to be held in the trust account. The amount held in the trust account has not been impacted as a result of such increase or decrease. None of our Sponsor, members of our management team nor any of their affiliates or any of the anchor investors are under any obligation to advance additional funds to us. Any advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or any affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain additional loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.56 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.56 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023” and other risk factors below.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the Registration Statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, it is unlikely that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.56 per share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the period of time to consummate a business combination (which is currently up to August 15, 2023, if extended through such date) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are required to hold an annual meeting. Furthermore, under Section 211(b) of the DGCL, we are, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL or the rules of the NYSE, which require an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, our stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not limited to completing an initial business combination in any industry or geographical region, although we are not, under our certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet definitively selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our stockholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we focus on identifying companies in sectors where we have experience, we may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure our stockholders that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure our stockholders that an investment in our securities will not ultimately prove to be less favorable to investors in the market than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.56 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023” and other risk factors below.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, we and other blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our stockholders that we will not seek to further amend our certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, we and other blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, on February 8, 2023, an amendment to our certificate of incorporation (the “Extension Amendment Proposal”) and an amendment to our Trust Agreement (the “Trust Amendment Proposal”) were approved by our stockholders, and as a result, we extended the Combination Period through April 15, 2023 and the Company was granted the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time until August 15, 2023. As another example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any of our securities issued in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure our stockholders that we will not seek to amend our certificate of incorporation or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation and the Trust Agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our certificate of incorporation. Holders of our founder shares, who collectively beneficially own up to 29.3% of our common stock after the redemption relating to our February 8, 2023 stockholder meeting, will participate in any vote to amend our certificate of incorporation and/or Trust Agreement and will have the discretion to vote in any manner they choose. Because the anchor investors purchased all of the units that they have expressed an interest in purchasing in the IPO, if such anchor investors hold all such units until prior to consummation of our initial business combination and vote their public shares to amend our certificate of incorporation, no affirmative votes from other public stockholders may be required to approve such amendment to our certificate of incorporation. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares on a business combination if we do not complete our initial business combination within the prescribed time frame or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may target businesses larger than we could acquire with the amount remaining in the trust account. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure our stockholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 or less per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.56 per share or less on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023,” under certain circumstances our public stockholders may receive less than $10.56 per share upon the liquidation of the trust account.

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

Immediately after the closing of our IPO on November 16, 2021, our initial stockholders and the anchor investors owned shares representing 89.57% of our issued and outstanding shares of common stock. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least 51.6% of our outstanding shares of common stock. In addition, the founder shares, all of which are held by our initial stockholders and the anchor investors, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election or removal of directors during such time. As a result, our stockholders will not have any influence over the election or removal of directors prior to our initial business combination. Accordingly, our initial stockholders and the anchor investors may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. The anchor investors each purchased all of the units that each anchor investor has expressed an interest in purchasing, increasing their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and the anchor investors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders and the anchor investors will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.56 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.56 per share currently held in the trust account as of March 16, 2023” and other risk factors below.

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

We may only be able to complete one business combination with available cash, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Following the redemptions relating to our February 8, 2023 stockholder meeting and the March 15, 2023 extension, on March 16, 2023, $146,286,095 was available in the trust account to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

Under the Inflation Reduction Act of 2022 (the “IRA”), adding Section 4501 to the Internal Revenue Code, a domestic corporation whose stock is traded on an established securities market (a “covered corporation” under the IRA) is subject to an excise tax of 1% on repurchases (redemptions) of its stock after December 31, 2022 (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the IRA.

The IRA became law on August 16, 2022. On December 27, 2022, the Internal Revenue Service published Notice 2023-2, providing “Initial Guidance” regarding the application of the Excise Tax on repurchases of corporate stock under Section 4501. Under these authorities we expect the Excise Tax to be imposed on the fair market value of stock repurchased by us. Under a “netting rule”, the fair market value of stock repurchased by us may be reduced by the fair market value of securities issued by us in the same taxable year, with the 1% Excise Tax then imposed on the excess, if any, of the value of redemptions over the value of issuances. Therefore, issuances of stock by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) will reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year. However, a business combination may not be completed during 2023 and, even if a business combination is completed, the fair market value of the securities redeemed may exceed the fair market value of the securities issued in such a combination or otherwise. (The fair market value of securities that are redeemed is determined by the market price of the stock on the day of redemption, regardless of the actual redemption amount.) Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets.

Further, while the authorities indicate that as a general rule the Excise Tax does not apply in the event of a complete liquidation of a covered corporation, the availability of this exemption under circumstances that might surround the liquidation of a SPAC is not entirely clear.

While excise tax returns are generally filed on a quarterly basis, the Internal Revenue Service expects to issue regulations providing that reports of Excise Tax liability are due with the first quarterly excise tax return filed after the close of the taxable year.

Unlike some other blank check companies, we may extend the time to complete a business combination by a one month Extension each time without a stockholder vote or their ability to redeem their shares.

Unlike some other blank check companies, we may, but we are not obligated to, extend the period of time to consummate a business combination, by a one month Extension each time, up to August 15, 2023, to complete a business combination pursuant to the Extensions as further described in this Annual Report on Form 10-K without a stockholder vote or their ability to redeem their shares. If we are unable to consummate our initial business combination within the applicable time period, we will promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In March 2021, our Sponsor paid us $25,000, or approximately $0.003 per share, to cover certain of our formation and operating expenses in consideration for 7,906,250 founder shares. In September 2021, our Sponsor forfeited 2,156,250 founder shares, resulting in our Sponsor holding 5,750,000 founder shares, for which it paid approximately $0.004 per share on a post-forfeiture basis. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination. Additionally, each of the anchor investors entered into an agreement with our Sponsor and certain of its members pursuant to which, subject to the conditions set forth therein, each such investor purchased up to either 142,425, 113,637, or 74,243, depending on such investors percentage investment, founder shares upon closing of our IPO on November 16, 2021. Our Sponsor accordingly cancelled an aggregate of 1,515,160 founder shares, which were reissued by us to our anchor investors in the IPO. As a result of the founder shares that our anchor investors may hold, they may have different interests with respect to a vote on an initial business combination than other public stockholders. In addition, our Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $9,400,000, or $1.00 per warrant, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled “Management - Directors and Officers.”

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.56 per share.

The proceeds held in the trust account are being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.56 per share. On March 16, 2023, the balance of the trust account was $146,286,095.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investment in our company is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the prescribed time frame set forth in our certificate of incorporation, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.56 per share or less on the liquidation of our trust account and our warrants will expire worthless.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE. We cannot assure our stockholders that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time. A reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could result in our securities being delisted from the NYSE.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and our stockholders could suffer a material loss on their investment in us if our stockholders sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, our stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our stockholders or potential investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or Form 10-K, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

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

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 77,000,000 and 4,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants nor the shares of Class A common stock issuable upon conversion of Class B common stock. Immediately after the consummation of the IPO, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed time frame or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

In March 2021, our Sponsor paid an aggregate of $25,000, or approximately $0.003 per founder share, and, accordingly, investors in our IPO experienced immediate and substantial dilution from the purchase of our Class B common stock. In September 2021, our Sponsor forfeited 2,156,250 founder shares, resulting in our Sponsor holding 5,750,000 founder shares, for which it paid approximately $0.004 per share on a post-forfeiture basis.

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

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 29.3% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from many other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

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

Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We initially offered units at a price of $10.00 per unit and the amount in our trust account was initially anticipated to be $10.10 per public share, implying an initial value of $10.10 per public share if no value is attributed to the warrants (with the amount currently held in the trust account as of March 16, 2023 having an implied value of $10.56 per public share). However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. In addition, our anchor investors purchased an aggregate of 1,515,160 founder shares, at a purchase price of approximately $0.004 per share. The value of the public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $138,236,095, which is the amount we would have for our initial business combination in the trust account after payment of $8,050,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $9.99 per share upon consummation of our initial business combination, which would be a 1% decrease as compared to the initial implied value per public share of $10.10 (the price per unit in the IPO, assuming no value to the public warrants).

Public shares (Class A common stock)	13,844,082
Founder shares (Class B common stock)	5,750,000

Total shares (Total shares)	19,594,082
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$138,236,095
Initial implied value per public share	$9.99
Implied value per share upon consummation of initial business combination	$10.56

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Upon the closing of our IPO on November 16, 2021, our Sponsor had invested in us an aggregate of $9,425,000, comprised of the $25,000 purchase price for the founder shares and the $9,400,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,750,000 founder shares would have an aggregate implied value of $57,500,000. Even if the trading price of our common stock was as low as $0.41 per share, and the Private Placement Warrants were worthless, the value of the founder shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. In addition, in the event that our anchor investors purchase founder shares for $0.004 per share, then our anchor investors may be able to recoup their investment in us and make a profit in that investment even if our public shares have lost value. For the foregoing reasons, stockholders and potential investors should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with the initial business combination.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by April 16, 2023 (which is subject to monthly extensions through August 16, 2023). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame. If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.

We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame, subject to Extensions, as further described in this Annual Report on Form 10-K. We expect to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

In addition, prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company used these funds primarily to identify and evaluate target businesses to complete an initial business combination.

Because the Company’s initial estimates of the costs of completing an initial business combination were less than the actual amount necessary to do so, it had insufficient funds available to operate the business prior to the initial business combination. Furthermore, because the term for entering into a business combination has been extended as further described in this Annual Report on Form 10-K, the Company has needed to raise additional funds to meet the expenditures required for operating its business through such extension dates. If the Company is unable to complete an initial business combination due to insufficient available funds, it will be forced to cease operations and liquidate the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or any affiliates of the Sponsor, may continue to, but are not obligated to, loan funds to the Company on a non-interest basis as may be required. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the sponsor or any affiliates of the Sponsor. Additionally, the Company could suspend payments on the administrative service agreement (as discussed in Note 5 to the financial statements of this Annual Report on Form 10-K) to conserve working capital.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern, management believes that the Company currently has less than 12 months to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789 and our telephone number is (321) 972-1583. Our executive offices are provided to us by our Sponsor. Commencing on June 16, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

Our Units began trading on the NYSE under the symbol “IRRXU” on November 12, 2021. Commencing on January 1, 2022, the holders of the Units could elect to separately trade the shares of Class A common stock and warrants included in the Units. The shares of the Class A common stock and warrants that are separated, trade on the NYSE under the symbols “IRRX” and “IRRXW”, respectively. Those Units not separated continue to trade on the NYSE under the symbol “IRRXU”.

Holders of Record

As of March 27, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, twenty-five holders of record of our Class B common stock, two holders of record of our Private Placement Warrants and one holder of record of our public warrants. The number of record holders does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On November 16, 2021, we consummated our IPO of 23,000,000 units, inclusive of 3,000,000 Units sold to the underwriters exercising their over-allotment option in full. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Each Unit consisted of one Class A common stock of the company, par value $0.0001 per share, and one-half of one redeemable warrant of the company. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Stifel acted as sole book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256381). The SEC declared the registration statement effective on November 11, 2021.

In March 2021, our Sponsor purchased an aggregate of 5,750,000 of founder shares for an aggregate purchase price of $25,000 or approximately $0.004 per share. Out Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon the completion of a business combination. The foregoing issuance was made pursuant to the exemption from registration contain in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of our common stock upon completion of the IPO.

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

Of the gross proceeds received from the IPO and the Private Placement Warrants, $232,300,000 was placed in the Trust Account. Following the redemptions relating to our February 8, 2023 stockholder meeting and the March 15, 2023 extension, on March 16, 2023, $146,286,095 was available in the trust account to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

We paid a total of $4,600,000 in upfront underwriting discounts and commissions and $610,455 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-256381), dated October 26, 2021. As noted above, following the redemptions relating to our February 8, 2023 stockholder meeting and the March 15, 2023 extension, on March 16, 2023, $146,286,095 was available in the trust account to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company incorporated as a Delaware Corporation on March 12, 2021 (inception) formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering and an Initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021, we had a net loss from operations of $2,036,415 and $434,274, respectively, which consisted of operating and business combination costs.

Liquidity and Capital Resources

For the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,241,114 and $910,267, respectively. Net income of $9,584,028 was impacted by $8,996,400 of change in the fair value of the warrant liabilities related to the outstanding public and private warrants, $1,986,491 of income on investments held in the Trust Account, and $1,239,168 of unrealized gains on investments held in the Trust Account for the year ended December 31, 2022. For the period from March 12, 2021 (inception) through December 31, 2021, net loss of $1,523,440 was impacted by $1,061,386 of offering costs allocated to operating expenses in connection with the Public and Private placement warrants that were classified as liabilities.

At December 31, 2022, we had cash and investments held in the Trust Account of $237,537,270. As of December 31, 2021, we had cash held in the Trust Account of $232,302,620. We may withdraw interest from the Trust Account to pay taxes, which amounted to $291,009 during the year ended December 31, 2022. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. On November 16, 2022, our Sponsor deposited $2,300,000 in to the Trust Account, as a capital contribution, to extend the deadline for an initial business combination to February 16, 2023. On February 8, 2023, following a Special Meeting of Stockholder, 9,155,918 shares were redeemed requiring a payment of $94,489,074 from the funds held in Trust. On February 16, 2023, our Sponsor deposited $692,204 into the Trust Account, as a capital contribution, to extend the deadline to complete an Initial Business Combination to March 15, 2023. On March 13, 2023, our Sponsor deposited $692,204 into the Trust Account, as a capital contribution, to extend the deadline to complete an Initial Business Combination to April 15, 2023. As of March 16, 2023, there was $146,286,095 available in the trust account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination.

At December 31, 2022 and 2021, we had cash of $54,173 and $1,004,278, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In February 2023, we signed a promissory note with a related party where we are entitled to borrow up to $600,000 convertible into warrants, identical to the warrants issued during the Initial Public Offering to the Payee as private placement warrants, at the option of the lender.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation. During 2022, our Sponsor waived 2 months, or $20,000, of fees for office space, secretarial, and administrative services.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $8.1 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2022 and 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

Public and Private Warrants

We account for Public and Private Placement Warrants in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguished Liabilities from Equity. The warrants have a provision to be net-share settled (“cashless exercise”) and therefore do not meet the requirements to be treated as equity, as the number of shares to be issued when the warrants are exercised is variable and the monetary value of the obligation varies inversely with changes in the fair value of the shares. This liability is subject to re-measurement at each balance sheet date. The warrants will be adjusted to fair value with the changes in fair value recognized in the statement of operations. Due to the fair value treatment, this is deemed a critical accounting estimate in our Financial Statements as the redemption value approximates fair value.

Net Income (Loss) per Common Stock

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding Class A common stock subject to forfeiture.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In connection with the appointment of each of Mr. Copley and Mr. Reeves as directors of the Company, on March 30, 2023, Mr. Copley and Mr. Reeves each entered into a certain letter agreement and indemnification agreement with the Company, which are substantially similar to the letter agreement and indemnification agreements, respectively, entered into by the other officers and directors in connection with the Company’s initial public offering. The indemnity agreement contractually obligates the Company to indemnify, hold harmless, exonerate and to advance expenses on behalf of each of Mr. Copley and Mr. Reeves to the fullest extent permitted by applicable law, so that each can serve the Company free from undue concern that he will not be so protected against liabilities. The letter agreement describes certain obligations to be undertaken by each of Mr. Copley and Mr. Reeves as a director of the Company in relation to the Company’s obligation’s to the underwriter, Stifel, Nicolaus & Company, Incorporated, and the Company’s sponsor, DHIP Natural Resources Investments, LLC. The letter agreements and the indemnity agreements are included as Exhibit 10.11, Exhibit 10.12, Exhibit 10.13, and Exhibit 10.14, respectively, to this Annual Report on Form 10-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 1, 2023.

Name	Age	Position
Mark A. Michel	49	Chief Executive Officer and Chairman
Timothy J. Fisher	43	Chief Financial Officer and Director
Henry N. Didier, Jr.	53	Vice President for Investor Relations
Brian M. Feldott	48	Director
Ronald C. Copley	57	Director
Jason C. Reeves	52	Director

Below is a summary of the business experience of each our executive officers and directors:

Officers and Directors

Mark A. Michel has served as our Chief Executive Officer and Chairman since November 2022. He also served as our President, Chief Operating Officer from March 2021 until November 2022, and Vice Chairman from November 2021 until November 2022. Mr. Michel serves as a member of the advisory board of CommonGood Capital, LLC, a broker dealer placement agency, and is a Managing Partner at the DHIP Group where he leads the infrastructure line of business. He directs equity investments in high-quality infrastructure assets in the energy, transport and water/wastewater asset classes by custom tailoring financing solutions across a breadth of capital needs. Prior to joining DHIP Group in 2017, he was a Managing Director and Head of Project and Structured Finance at Drexel Hamilton from 2016 to 2019, a full-service institutional investment banking and financial advisory firm. Prior to his time at Drexel Hamilton, he raised capital and worked to structure transactions at Corporate Capital Trust, a $6 billion Business Development Company (BDC) owned and operated by KKR & CNL. Prior to his career in financial services, he served in the White House and was the Navy’s Representative to the National Security Council in the White House Situation Room and was a member of the National Security Council staff. Prior to his White House service, he was a career naval officer achieving the rank of Commander and served in the United States Navy for more than 20 years focusing his service within Naval Special Warfare (SEALs) and the Special Operations and Intelligence Communities and held senior-level positions throughout the Intelligence Community and National Security establishment. He earned a bachelor’s degree in political science from Auburn University and an MBA in finance from the University of Miami Herbert School of Business. He is also the Vice-Chairman of our Board of Directors.

Timothy J. Fisher has served as our Vice Chairman, President and Chief Financial Officer since November 2022. He also served as our Senior Vice President and Chief Acquisition Officer from March 2021 until November 2022, and Director from November 2021 until November 2022. Mr. Fisher serves as a member of the advisory board of CommonGood Capital, LLC, a broker dealer placement agency, and is a Managing Partner at the DHIP Group, where he is responsible for originating and directing equity investments in a variety of infrastructure assets for the independent fund and alongside operating or co-investment partners. He also works to optimize the capital structure of portfolio companies and to develop new business for portfolio companies. Prior to forming DHIP, he was Managing Partner and Head of Investment Banking at Drexel Hamilton where he worked from 2015 to 2020, a full-service institutional investment banking and financial advisory firm. He worked with a variety of private companies to provide capital solutions and assisted them with structuring and raising equity and debt financing from institutional investors for a variety of purposes including M&A, working capital, capital expenditures, and refinancing. He moved to the buy side as an assistant MLP portfolio manager at Parker Global Strategies in 2013, with his fund posting well above benchmark returns annually. In July 2014, he left to help a family office invest a proprietary pool of capital, raise outside capital and develop new business for lower middle market private companies in the oil and gas, transportation, and specialty finance sectors. He was a U.S. Army Artillery Officer, serving three tours in Iraq where he earned two Bronze Stars and an Army Commendation Medal with V-Device. He is a graduate of the U.S. Military Academy (West Point) and earned an MBA from the New York University Stern School of Business. Mr. Fisher is also a member of our Board of Directors.

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

Mr. Didier graduated Summa Cum Laude with Honors from Florida State University with dual degrees in Management and Multi-National Business in 1992. He earned his Juris Doctorate with Honors from the Duke University School of Law in 1995. While at Duke, he focused his studies on environmental law and business litigation. During Mr. Didier’s subsequent twenty-year legal career, he garnered many accolades including being consistently recognized in Florida’s Super Lawyers magazine, selected as a member of the Nation’s Top One Percent by the National Association of Distinguished Counsel, included in The Best Lawyers in America® 2012-2021, a recipient of the 2014 Top Litigator Award by the Trial Lawyers Board of Regents, named one of Florida’s Legal Elite by Florida Trend Magazine, and one of the Top 100 Trial Lawyers by the National Trial Lawyers Association.

Independent Directors

Brian M. Feldott has served as a director since November 2021. Mr. Feldott is the Chairman of the Audit Committee. Mr. Feldott is currently the Chief Financial Officer at East Shore Investments and has been in that role since 2019, and is currently the Chief Financial Officer at Rise Oil and Gas and has been in that role since January 2023. He is a subject matter expert in corporate finance, treasury operations and accounting. He has excelled at building relationships with investor and bank groups as well as developing cross functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019. As treasurer at Newfield from 2017 to 2019, he was responsible for tax, corporate finance, treasury, and risk management. He was responsible for negotiating and raising $2 billion in unsecured capital and he led a tax saving initiative resulting in nearly $50 million of benefits for Newfield. As the finance integration team leader during the Encana merger, he led the integration for all finance functions from Newfield and played a significant role in the successful transition of finance functions and related operations. Before joining Newfield, Brian served as the Treasurer and Director of Investor Relations for Newpark, an international oil field services company. While at Newpark from 2010 to 2017, he enhanced the global treasury function by centralizing the operations and enhancing the capital structure, this included the issuance of convertible bonds and multiple credit facilities. In addition, his investor relations work resulted in the company gaining Tier-1 analyst coverage for the first time in company history. Prior to that, he served as Senior Director of Tax and Treasury for ExpressJet Airlines. While at ExpressJet, he helped lead the successful spin-off of the company from Continental Airlines and developed the company’s accounting, treasury and tax departments as well as the financing of a fleet of 274 aircraft. Brian is a Certified Public Accountant in the state of Texas. He earned a bachelor’s degree in economics from the University of Texas, an MBA in finance from the University of Houston and a master’s of legal studies in oil, gas and energy law from the University of Oklahoma.

Ronald C. Copley has served as a director since November 2022. Mr. Copley served as an intelligence professional in various roles within the Department of Defense and intelligence community throughout his 34-year Navy career. From June 2021 to August 2022, Mr. Copley served as Director, National Maritime Intelligence Integration Office for the Director of National Intelligence and Commander, Office of Naval Intelligence for the U.S. Navy. Prior to this role, he served as the Deputy Director of Operations at the National Security Agency from May 2019 to June 2021, as Director of Intelligence for U.S. Forces in Afghanistan from April 2018 to April 2019, and as Director of Intelligence for U.S. Strategic Command from July 2016 to April 2018. Mr. Copley earned a bachelor’s degree in mechanical engineering from U.S. Naval Academy in 1988 and his master’s degree in national security from U.S. Naval War College in 2002.

Jason C. Reeves has served as a director since November 2022. Mr. Reeves has over 25 years of experience in the fields of management, commercial negotiations, logistics, operations, supply chain and business development. Mr. Reeves is a Senior Executive with a track record of leading successful business units across the energy spectrum. Mr. Reeves has led several high performing teams, which has resulted in becoming an industry leader in the midstream space. Prior to joining the Company, Jason held senior positions at Getka from January 2021 to December 2021, Tallgrass Energy from May 2015 to August 2020, Crestwood Midstream from January 2010 to January 2015, and other midstream companies. Mr. Reeves holds a bachelor’s of science degree in business management from The Citadel. He served in the U.S. Army with 101st Airborne immediately after graduation and is on the board of several local charities.

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

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2022, the Board of Directors held 7 board meetings and acted by unanimous written consent on various matters on 3 occasions. In addition, in 2022 the Audit Committee held 4 meetings.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Feldott, Mr. Copley, and Mr. Reeves serve as members of our audit committee, and Mr. Feldott chairs the audit committee. Under the applicable NYSE and SEC rules, we will be required to have at least three members of the audit committee, all of whom must be independent. Currently, we utilize a phase-in exemption under the NYSE rules and expect that our audit committee will satisfy the standards promulgated by the NYSE by November 12, 2022. Each of Mr. Feldott, Mr. Copley, and Mr. Reeves meets the independent director standard under the NYSE rules and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Copley, Mr. Reeves, and Mr. Feldott serve as members of our compensation committee. Under the applicable NYSE and SEC rules, we are required to have at least two members of the compensation committee, each of whom must be independent. Mr. Copley, Mr. Reeves, and Mr. Feldott are independent and Mr. Feldott chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for each month of the Combination Period, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Mr. Copley, Mr. Reeves, and Mr. Feldott. Mr. Feldott is the chair of the nominating and corporate governance committee.

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

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

•

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the prescribed time frame set forth in our certificate of incorporation. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities (including investment vehicles that may pursue investment opportunities suitable for us). Furthermore, our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Mark A. Michel	DHIP Group	Independent infrastructure fund manager	Managing Partner

	CommonGood Capital, LLC	Broker dealer placement agency	Advisory board member

Timothy J. Fisher	DHIP Group	Independent infrastructure fund manager	Managing Partner

	CommonGood Capital, LLC	Broker dealer placement agency	Advisory board member

Brian M. Feldott	East Shore Investments	Investment Services	Chief Financial Officer

	Rise Oil and Gas	Oil and gas	Chief Financial Officer

Henry N. Didier, Jr	DHIP Group	Independent infrastructure fund manager	Managing Partner

	Didier Law Firm, P.A.	Law firm	Manager

	DidierGroup, LLC	Private equity firm	Manager

	Didier Development, LLC	Development management company	Manager

	Ethos Projects, LLC	Land conservation and green development research firm	Manager

	Canopy Risk Retention Group, Inc.	Insurance company	President and Member

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have incorporated by reference our Code of Ethics and our audit and compensation committee charters as exhibits to this Annual Report on Form 10-K. Our stockholders are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe all of our officers, directors and holders of more than 10% of the outstanding securities of the company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers has received any cash compensation for services rendered to us. On April 5, 2021, the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 founder shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., who were independent director nominees at such time, and were subsequently elected to the Board. On March 1, 2022, Mr. Asplund resigned from our board of directors and tendered the return of his interest in the Sponsor (that corresponded to 25,000 founder shares) on March 7, 2022. On March 7, 2022, the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 founder shares to Troy O. Welch, in connection with his election to our board of directors. On November 15, 2022, Mr. Bredenberg, Mr. Welch, and Mr. Underwood resigned from our board of directors and each tendered the return of their interest in the Sponsor (that corresponded with 25,000 founder shares) on November 21, 2022. On December 22, 2022, and December 24, 2022, the Sponsor transferred an interest in the Sponsor that corresponded with 25,000 founder shares to Ronald C. Copley and Jason C. Reeves, respectively, in connection with their respective elections to our board of directors. Notwithstanding the foregoing, the Sponsor retains all voting and disposition rights in the founders shares held by the Sponsor.

Commencing on June 16, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During 2022, our Sponsor waived 2 months, or $20,000, of administrative fees. No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, will be paid by us to our Sponsor, officers and directors, or any affiliates of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Summary Compensation Table—Directors

The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Stock awards ($)	Total
Ronald C. Copley	$0	$0	(1)
Brian M. Feldott	$0	$0	(2)
Jason C. Reeves	$0	$0	(3)

(1)

In December 2022, Mr. Copley received from the Sponsor a grant consisting of an interest in the Sponsor that corresponds with 25,000 founder shares for his services as a director of the Company. This interest in the Sponsor had no value at the grant date.

(2)

In April 2021, Mr. Feldott received from the Sponsor a grant consisting of an interest in the Sponsor that corresponds with 25,000 founder shares for his services as a director of the Company. This interest in the Sponsor had no value at the grant date.

(3)

In December 2022, Mr. Reeves received from the Sponsor a grant consisting of an interest in the Sponsor that corresponds with 25,000 founder shares for his services as a director of the Company. This interest in the Sponsor had no value at the grant date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 27, 2023 (or such other date as specified below) the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. This table is based upon information supplied by officers, directors, and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 27, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. As of March 27, 2023, we had 19,594,082 shares of common stock issued and outstanding, which included 13,844,082 shares of Class A common stock and 5,750,000 shares of our Class B common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form 10-K.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
DHIP Natural Resources Investments, LLC(1)(3)	—	—	4,234,840	73.6%	21.6%
Mark A. Michel(1)	—	—	—	—	—
Timothy J. Fisher(1)	—	—	—	—	—
Henry N. Didier, Jr. (1)	—	—	—	—	—
Jason C. Reeves(1)(4)	—	—	—	—	—
Ronald C. Copley(1)(4)	—	—	—	—	—
Brian M. Feldott (1)(4)	—	—	—		—
All directors and executive officers as a group (6 individuals)	—	—	—	—	—
Holders of 5% or more of our shares of common stock
Saba Capital Management, L.P.(5)	2,225,232	16.1%	—	—	11.4%
Castle Creek Arbitrage, LLC(6)	900,000	6.5%	(8)	(8)	5.3%
Polar Asset Management Partners Inc.(7)	1,200,000	8.71%	(8)	(8)	6.9%

*	Less than 1%

(1)

Unless otherwise noted, the business address of each of the identified entities or individuals is c/o Integrated Rail and Resources Acquisition Corp., 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789.

(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)

DHIP Natural Resources Investments, LLC, our Sponsor, is the record holder of such shares. DHIP NRI Management Partners LLC is the managing member of our Sponsor and holds share investment and voting control over the shares held by our Sponsor. The members of DHIP NRI Management Partners LLC, composed of members Mark Michel, Henry N. Didier, Jr. and Timothy Fisher, each share decision-making power with respect to the actions of the entity. None of the members of DHIP NRI Management Partners LLC exercise voting or dispositive power with respect to the shares held by our Sponsor alone or are deemed to have beneficial ownership of such shares.

(4)	Each of these individuals holds an indirect interest in our Sponsor.
(5)

Based on information provided by the stockholder on or about March 16, 2023 and on the Schedule 13G/A filed by the security holder with the Securities and Exchange Commission on March 2, 2023. With respect to its shares of Class A common stock held in the Company, Saba Capital Management GP, LLC is the general partner of Saba Capital Management, L.P. and other affiliated entities, and Mr. Boaz Weinstein is managing member of the general partner of Saba Capital Management GP, LLC and other affiliated entities. The principal business address of each security holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Based on information provided by the stockholder on or about March 16, 2023 and on the Schedule 13G/A filed by the security holder with the Securities and Exchange Commission on February 13, 2023. Castle Creek Arbitrage, LLC serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd. Mr. Allan Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the shares of Class A common stock directly owned by CC ARB West, LLC and CC Arbitrage, Ltd. The principal business address of each such security holder is 111 W. Beaver Creek Blvd PO Box 3500 Avon, CO 81620.

(7)

Based on information provided by the stockholder on or about March 16, 2023 and on the Schedule 13G/A filed by the security holder with the Securities and Exchange Commission on February 10, 2023. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the Class A common stock of the Company directly held by PMSMF. The principal business address of each such security holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)

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

We initially had 12 months from the closing of our IPO on November 16, 2021 to consummate an initial business combination, which has been extended as further discussed in this Annual Report on Form 10-K. We may, but we are not obligated to, extend the period of time to consummate a business combination up to 21 months (i.e., up to August 16, 2023) pursuant to the Extensions, as further described in this Annual Report on Form 10-K. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. In the event that we elect to extend the time to complete a business combination and our Sponsor (or its affiliates or designees) deposit the applicable amount of money into the trust, our

Sponsor (or such affiliates or designees) would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Our Sponsor (and its affiliates or designees) are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our public stockholders. As more fully discussed in the section of this Form 10-K entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on June 16, 2021 we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During 2022, our Sponsor waived 2 months, or $20,000, of administrative fees.

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

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have incorporated by reference our Code of Ethics and our audit and compensation committee charters as exhibits to this Annual Report on Form 10-K, and copies are available on our website at http://irr-x.com/.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter was filed as Exhibit 99.1 to the registration statement filed with the SEC on May 21, 2021 and a copy is available on our website at http://irr-x.com/. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliates of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the amounts held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $1,800,000 in loans made to us by our Sponsor to cover organizational expenses;

•	Payment to our Sponsor of $10,000 per month for each month of the Combination Period, for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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

Director Independence

The NYSE rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Feldott, Mr. Copley, and Mr. Reeves are “independent directors” as defined in the NYSE rules and applicable SEC rules. We will have a board of directors with a majority of its members being independent within one year of November 16, 2021. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 12, 2021 (inception) through December 31, 2021 totaled $114,151, and $80,656 for the fiscal year ending December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 12, 2021 (inception) through December 31, 2021 or for the fiscal year ending December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 12, 2021 (inception) through December 31, 2021 or for the fiscal year ending December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from March 12, 2021 (inception) through December 31, 2021 or for the fiscal year ending December 31, 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 11, 2021, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023)

4.4	Warrant Agreement, dated November 11, 2021, between the Company and American Stock Transfer & Trust Company, LLC as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.1	Letter Agreement, dated November 11, 2021, among the Company and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.2	Letter Agreement, dated November 30, 2021, among the Company, Henry N. Didier, Jr., and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021)

10.3	Investment Management Trust Agreement, dated November 11, 2021, between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.4	Registration and Stockholder Rights Agreement, dated November 11, 2021, by and among the Company, the Sponsor, and certain other security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.6	Administrative Support Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.7	Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark A. Michel (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.8	Indemnity Agreement, dated November 11, 2021, by and between the Company and Timothy J. Fisher (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.9	Indemnity Agreement, dated November 11, 2021, by and between the Company and Brian M. Feldott (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.10	Indemnity Agreement, dated November 30, 2021, by and between the Company and Henry N. Didier, Jr. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on December 3, 2021)

10.11	Indemnity Agreement, dated March 30, 2023 by and between the Company and Ronald Copley

10.12	Indemnity Agreement, dated March 30, 2023, by and between the Company and Jason Reeves

10.13	Letter Agreement, dated March 30, 2023, among the Company, Ronald Copley, and the Sponsor

10.14	Letter Agreement, dated March 30, 2023, among the Company, Jason Reeves, and the Sponsor

10.15	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023)

10.16	Convertible Promissory Note, dated as of January 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 20, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Rail and Resources Acquisition Corp.

Dated: March 31, 2023

By:	/s/ Mark A. Michel
Name:	Mark A. Michel
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Michel Mark A. Michel	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023

/s/ Timothy J. Fisher Timothy J. Fisher	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Brian M. Feldott Brian M. Feldott	Director	March 31, 2023

/s/ Ronald C. Copley Ronald C. Copley	Director	March 31, 2023

/s/ Jason C. Reeves Jason C. Reeves	Director	March 31, 2023

Integrated Rail and Resources Acquisition Corp.

F-
1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Integrated Rail & Resources Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Integrated Rail & Resources Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s has less than twelve months to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our
opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Hartford, CT
March 31, 2023

F-2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$54,173	$1,004,278
Prepaid Expenses and Other Assets	433,578	409,084

Total Current Assets	487,751	1,413,362
Investments Held in Trust Account	237,537,270	232,302,620
Prepaid Expenses, Non-Current	—	357,949

Total Assets	$238,025,021	$234,073,931

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$84,488	20,000
Accrued Expenses	597,250	60,500
Accrued Offering Costs	—	36,352
Accrued Franchise Tax	70,685	161,694
Income Taxes Payable	341,854	—
Due to Related Party	—	12,494

Total Current Liabilities	1,094,277	291,040
Deferred Income Taxes	260,225	—
Warrant Liabilities	2,926,000	11,922,400
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	$12,330,502	$20,263,440

Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption, 23,000,000 Shares at a Redemption Value of $10.31 and $10.10 per share at December 31, 2022 and 2021, respectively.	237,124,704	232,300,000
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized; No Shares Issued or Outstanding (Excluding 23,000,000 shares subject to possible redemption)	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par Value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Accumulated Deficit	(11,430,760)	(18,490,084)

Total Stockholders’ Deficit	(11,430,185)	(18,489,509)

Total Liabilities and Stockholders’ Deficit	$238,025,021	$234,073,931

F-3

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Statement of Operations

	Year Ended December 31, 2022	Period From March 12, 2021 (Inception) through December 31, 2021
EXPENSES
Operating and Formation Expenses	$2,036,415	$434,274

Loss from Operations	(2,036,415)	$(434,274)
Other Income (Expense)
Interest and Income Earned on Cash and Trust Investments	1,986,954	2,620
Unrealized gain on investments held in Trust	1,239,168	—
Offering costs allocable to warrant liabilities	—	(1,061,386)
Change in fair value of warrant liabilities	8,996,400	(30,400)

Total Other Income (Expense)	12,222,522	(1,089,166)

Income (Loss) before provision for income taxes	10,186,107	(1,523,440)
Provision for income taxes	602,079	—

Net Income (Loss)	$9,584,028	$(1,523,440)

Weighted Average Shares Outstanding of Class A redeemable Common Stock	23,000,000	3,833,333

Basic and Diluted Net Income (Loss) per Share, Class A	$0.33	$(0.16)

Weighted Average Shares Outstanding of Class B non-redeemable Common Stock	5,750,000	5,750,000

Basic and Diluted Net Income (Loss) per Share, Class B	$0.33	$(0.16)

F-
4

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Statement of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2022 and the Period from March 12, 2021 (Inception) Through December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 12, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess of fair value of Founder Shares Attributable to the Anchor Investors	—	—	—	—	11,675,823	—	11,675,823
Private Placement Proceeds Deposited in Trust Account	—	—	—	—	(2,300,000)	—	(2,300,000)
Cash proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	3,948,000	—	3,948,000
Accretion on Class A Common Stock subject to possible redemption	—	—	—	—	(13,348,248)	(16,966,644)	(30,314,892)
Net Loss	—	—	—	—	—	(1,523,440)	(1,523,440)

Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Proceeds from extension of business combination deadline from Sponsor	—	—	—	—	2,300,000	—	2,300,000
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	(2,300,000)	(2,524,704)	(4,824,704)
Net Income	—	—	—	—	—	9,584,028	9,584,028

Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)

F-
5

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Statement of Cash Flows

For the Year Ended December 31, 2022 and the Period from March 12, 2021 (
Inception
) Through December 31, 2021

	Year ended December 31 2022	Period From March 12, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$9,584,028	$(1,523,440)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering Costs allocable to warrant liabilities	—	1,061,386
Reinvested dividends on funds held in Trust Account	(1,986,491)	(2,620)
Unrealized Gain on Investments held in Trust Account	(1,239,168)	—
Deferred Income Taxes	260,225	—
Change in fair value of warrant liabilities	(8,996,400)	30,400
Changes in Operating Assets and Liabilities:
Prepaid Expenses	333,455	(767,033)
Accounts Payable	64,488	20,000
Accrued Expenses	536,750	60,500
Accrued Offering Costs	(36,352)	36,352
Accrued Franchise Tax	(91,009)	161,694
Income Taxes Payable	341,854	—
Due to Related Party	(12,494)	12,494

Net Cash Used in Operating Activities	(1,241,114)	(910,267)

Cash Flows from Investing Activities:
Transfer of Funds Held in Trust for Payment of Franchise Tax	291,009	—
Investment of cash in Trust Account	(2,300,000)	(232,300,000)

Net Cash Provided by (Used In) Financing Activities	(2,008,991)	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A Common Stock	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Payment to Underwriters	—	(4,600,000)
Proceeds from sale of Class B Shares	—	25,000
Proceeds from extension of business combination deadline from Sponsor	2,300,000	—
Payment of Offering Costs	—	(610,455)

Net Cash Provided by Financing Activities	2,300,000	234,214,545

Net Increase in Cash	(950,105)	1,004,278
Cash - Beginning of Period	1,004,278	—

Cash - End of Period	$54,173	$1,004,278

F-
6

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Statement of Cash Flows - Continued

For the Year Ended December 31, 2022 and the Period from March 12, 2021 (Inception) Through December 31, 2021

	Year ended December 31 2022	Period From March 12, 2021 (Inception) through December 31, 2021
Supplemental Disclosure of Noncash Investing and Financing Activities:
Initial Fair Value of Warrant Liabilities	$—	$11,892,000

Excess of Fair Value of Founder Shares Attributable to Anchor Investors	$—	$11,675,823

Deferred Underwriting fee payable	$—	$8,050,000

Remeasurement of Common Stock Subject to Redemption	$4,824,704	$—

F-
7

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
Notes to Financial Statements
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
”).
As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through December 31, 2022 related to the Company’s formation, its initial public offering (“
IPO
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
Transaction costs amounted to $24,917,410 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of founder shares (as defined in Note 5 below) attributable to the anchor investors (as described in Note 3), and $610,455 of other offering costs.

F-
8

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

The Company had 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022). However, if the Company anticipates it may not be able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates may, but were not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions are elected or an aggregate of $4,600,000, if the time to consummate a Business Combination is extended to a full 18 months). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. In November 2022, the Sponsor deposited $
2,300,000
in to the trust account, as a capital contribution, to extend the deadline for an initial business combination three months to February 2023. Subsequent to the balance sheet date, a Special meeting of Stockholders held in February 2023 resulted in extension of the deadline to complete an initial business combination to
 March
15, 2023 and allow the Company to further extend the date to consummate a business combination on a monthly basis up to five (5) times by an additional one month through August 15, 2023. In February 2023, our Sponsor deposited $
692,204
, as a capital contribution, into the Trust Account, to extend the deadline for an initial business combination one month to March 15, 2023. In March 2023, our Sponsor deposited $692,204, as a capital contribution, into the Trust Account, to extend the deadline for an initial business combination one month to April 15, 2023. (Note 11)
If the Company is unable to complete a Business Combination, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

F-
9

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-
10

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering, and was amended by certificate of amendment on February 9, 2023 (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
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

F-1
1

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section
13
of the Securities Exchange Act of
1934
, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.
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

F-1
2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-1
3

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS,
AND GOING CONCERN –
Continued

Liquidity and Going Concern
At December 31, 2022, the Company had approximately $54,000 in cash and approximately $607,000 in working capital deficit.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period. See Note 11 regarding subsequent event for additional information on proxy filed for stockholder vote to extend the Combination Period.
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

F-14

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

F-15

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Use of Estimates – Continued

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

F-1
6

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. The calculations of basic and diluted income (loss) per common share for the period from March 12, 2021 (inception) through December 31, 2021 exclude
s 750,000
shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (“over-allotment contingent shares”). As of December 31, 2022 and 2021 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

F-1
7

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Net Income (Loss) Per Common Share – continued
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

			For the Period From
			March 12. 2021
	For the Year Ended		(Inception) Through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$7,667,222	$1,916,806	$(609,376)	$(914,064)
Denominator:
Basic and diluted weighted average common shares	23,000,000	5,750,000	3,833,333	5,750,000

Basic and diluted net income (loss) per common stock	$0.33	$0.33	$(0.16)	$(0.16)

F-1
8

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of December 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At December 31, 2022 and December 31, 2021, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Accretion of carrying value to redemption value	30,314,892
Class A Common stock subject to possible redemption, December 31, 2021	$232,300,000
Plus:
Remeasurement of Class A common stock subject to possible redemption	4,824,704

Class A Common stock subject to possible redemption, December 31, 2022	$237,124,704

9

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

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

F-
20

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-2
1

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-2
2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Stock-based Compensation
The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date the financial statements were issued, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (uncles subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no
unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2021 and 2022 tax years, which are the only periods subject to examination.

F-2
3

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2
–
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
–
Continued

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
As of December 31, 2022, the Company had $237,537,270 of treasury bills, mutual funds, and cash funds held in the Trust Account. As of December 31, 2021, the Company had $232,300,000 of funds held in a money market account. During the year ended December 31, 2022 the Company used $291,009 of interest earned in the Trust Account to pay taxes.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

F-2
4

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2
–
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
–
Continued

Inflation Reduction Act of 2022 – continued

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
NOTE 3 – INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment.
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

F-2
5

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-2
6

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “
Founder Shares
”). On April 5, 2021, the Sponsor transferred interests in 25,000 founder shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by our Sponsor and transferred by us to our anchor investors in the IPO. On March 7, 2022, Nathan Asplund tendered the return of his interest in 25,000 Founder Shares in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in 25,000 Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022, to fill the vacancy.
The Company determined the fair value of the share-based compensation related to the transfer of shares, to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk-free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share-based compensation was $667,250 based on grant date fair value estimates of $6.63 and $6.80 at April 5, 2021 and March 7, 2022, respectively.
On November 15, 2022, the Company’s CEO Richard Bertel, CFO Christopher Bertel, Vice President Edmund Underwood, director Rollin Bredenberg, and director Troy Welch tendered their resignation from the Company. As a result of the resignations, the Sponsor assumed control of Class B common stock. The Company replaced the departed directors with Ronald Curt Copley, and Jason Reeves.
On December 22, 2022, and December 24, 2022, the Sponsor transferred 25,000 founder shares to Ronald Curt Copley and Jason Reeves, respectively, as independent director nominees. The Company determined the fair value of the share-based compensation related to the transfer of shares, to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk-free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share-based compensation was $74,637 based on grant date fair value estimates of $1.49 at both December 22, 2022, and December 24, 2022.

F-2
7

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5
–
RELATED PARTY TRANSACTIONS
–
Continued

Founder Shares – continued

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
”). The Note was
non-interest
bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the Initial Public Offering. There were no borrowings against the Note during the period from March 12, 2021 (inception) through December 31, 2022, and any subsequent borrowings were repaid in full at the closing of the Initial Public Offering.
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
Subsequent to the balance sheet date, the Company entered into a Loan agreement with a related party for up to $600,000. See Note 11.

F-2
8

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5
–
RELATED PARTY TRANSACTIONS
–
Continued

Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the liquidation, that provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. During 2022, our Sponsor waived 2 months, or $20,000, of administrative fees. For the year ended December 31, 2022, and the period from March 12, 2021 (inception) through December 31, 2021, the Company recorded $100,000 and $10,000, respectively, related to the Administrative Services Agreement.

9

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-
30

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS
 & CONTINGENCIES –
Continued

Underwriting Agreement – continued

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
If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Investment Banking Advisory Agreement
The Company has entered into an investment banking advisory service agreement pursuant to which fees will be paid upon the closing of an Acquisition during the term of the agreement through 24 months after the termination of the agreement. Fees will be charged at the greater of $4,250,000 or up to .65% of the Acquisition Value if the acquisition exceeds $900 Million. The investment banking advisory fees are contingent on both the consummation and the specific terms of an Initial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the financial statements.

F-3
1

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-3
2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 7
–
WARRANT LIABILITIES
–
Continued

Redemption of Warrants When the Price per of Class
 A Common Stock Equals or Exceeds $18.00:
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

F-3
3

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-3
4

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – INCOME TAX
The income tax provision for the year ended December 31, 2022 and the period from March 12, 2021 (inception) through December 31, 2021 consists of the following:

	Year Ended December 31, 2022	Period from March 12, 2021 (inception) through December 31, 2021
Federal
Current	$341,854	$—
Deferred	48,264	(90,648)
State and Local
Current	—	—
Deferred	—	—
Change in Valuation Allowance	211,961	90,648

Income Tax Provision	$602,079	$—

The Company’s net deferred tax assets are as follows:

	Year Ended December 31, 2022	Period from March 12, 2021 (inception) through December 31, 2021
Deferred tax assets ( l iabilities)
Organizational/Start-up Costs	$302,609	$57,242
Unrealized Gains	(260,225)	—
Business Combination Expenses	—	—
Net Operating Loss carryforward	—	33,406

Total Deferred Tax Assets	42,384	90,648
Valuation Allowance	(302,609)	(90,648)

Deferred tax liabilities, net of allowance	$(260,225)	$—

As of December 31, 202
1
, the Company had $159,076 of U.S. federal net operating loss carryovers available to offset taxable income.

F-3
5

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – INCOME TAX –
Continued

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in valuation allowance was $211,961.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2022	Period from March 12, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Business Combination Costs	1.38%	0.00%
Permanent Difference - Warrant Issue Costs	0.00%	-14.63%
Permanent Difference - Change in FV of Warrant	-18.55%	-0.42%
Valuation allowance	2.08%	-5.95%

Income tax provision	5.91%	0.00%

The Company files tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing author
ities.

F-3
6

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY
Class
 A Common stock
— The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 Class A common stock subject to possible redemption.
Class
 B Common stock
— The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. On December 31, 2022 and 2021, 5,750,000 Class B common stock were issued and outstanding, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
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
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

F-3
7

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust	$237,537,270	$237,537,270

Liabilities
Warrant Liability - Public Warrants	$1,610,000	$1,610,000	$—	$—
Warrant Liability - Private Placement Warrants	1,316,000	—	—	1,316,000

Warrant Liabilities	$2,926,000	$—	$—	$1,316,000

December 31, 2021
Assets
Investments held in Trust	$232,302,620	$232,302,620	$—	$—

Liabilities
Warrant Liability - Public Warrants	$6,555,000	$—	$—	$6,555,000
Warrant Liability - Private Placement Warrants	5,367,400	—	—	5,367,400

Warrant Liabilities	$11,922,400	$—	$—	$11,922,400

F-3
8

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE MEASUREMENTS –
Continued

At December 31, 2022 and 2021, the Company utilized an independent third party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of December 31, 2022 and 2021, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the year ended December 31, 2022, as they began actively trading on January 3, 2022.

9

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE MEASUREMENTS –
Continued

Investments Held in Trust
At December 31, 2022 and 2021, the Company held $237,537,270 and $232,302,620, respectively, of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In April 2022, the Company redeemed the assets in the Fund and purchased $232,971,000 of Short Term Treasury Bill bonds that matured in August 2022 at a discounted cost basis of $232,275,978. In August 2022, the Company redeemed the assets in the Fund and purchased $233,983,000 of Short-Term Treasury Bill Bonds that matured in November 2022 at a discounted costs basis of $232,768,960. In November 2022, the Company redeemed the assets in the Fund and purchased $238,282,000 of Short-Term Treasury Bill Bonds that mature in February 2023 at a discounted cost basis of $236,285,079. In accordance with ASC 320 Investments – Debt and Equity Securities, the Company accounts for the investments as trading securities and measures the investments at fair value with unrealized holding gains and losses included in Other Income in the statement of operations. At December 31, 2022, the fair value of the Investments Held in Trust was $237,537,270 as recognized on the balance sheet (a Level 1 fair value). As of December 31, 2022 the Company recognized $1,239,168 of unrealized holding gains in the Statement of Operations.

F-
40

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – FAIR VALUE MEASUREMENTS –
Continued

Warrant Liabilities
The following table provides the significant inputs to the independent third-party’s pricing model for the fair value of the Private Placement Warrants:

	At December 31, 2022	At December 31, 2021
Share Price	$10.30	$9.77
Exercise Price	$11.50	$11.50
Years to Expiration	5.13	5.62
Volatility	3.40%	10.00%
Risk-Free Rate	3.91%	1.31%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.140	$0.571
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at Jan u ary 1, 2022	$5,367,400
Change in Fair Value	(4,051,400)

Fair Value at December 31, 2022	$1,316,000

1

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEM
ENTS

NOTE 11 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statement were issued.
As filed in a Form
8-K
filing on January 20, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC, a related party through common ownership, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note will be due and payable in full on the earlier of August 15, 2023 and the date on which the Company consummates an initial business combination. Trident Point 2 will have the option at any time prior to August 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO. As of the date of this report, the Company has borrowed $400,000 on the promissory note.
On February 8, 2023, the Company held a Special Meeting of Stockholders to vote on an “Extension Amendment Proposal”, “Trust Amendment Proposal”, and “Adjournment Proposal” to extend the deadline to complete an initial business combination to March 15, 2023 and allow the Company without a stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to five (5) times by an additional one month, through August 15, 2023. The stockholders voted in favor on the proposals. As a result of the vot
e, 9,155,918 shares were redeemed by the Stockholders requiring a payment of $94,489,074 from the funds held in Trust; 13,844,082 shares remain available for possible redemption. In February 2023, the Sponsor deposited, as a loan
, $
692,204
into the Trust Account to extend the deadline to consummate a business combination to March 15, 2023. In March 2023, the Sponsor deposited, as a loan
, $692,204 into the Trust Account to extend the deadline to consummate a business combination to April 15, 2023.

F-4
2