Form 10-Q
period 2023-03-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2023-05-22
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41048

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 W. Morse Boulevard, Suite 220
Winter Park, FL 32789
(Address of Principal Executive Offices, including zip code)
(321)
972-1583
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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 1
9
, 2023, there were

13,844,082
shares of Class A common stock, par value $0.0001, an
d
5,750,000
shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$188,532	$54,173
Prepaid Expenses and Other Assets	349,681	433,578

Total Current Assets	538,213	487,751
Investments Held in Trust Account	146,097,402	237,537,270

Total Assets	$146,635,615	$238,025,021

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$—	$84,488
Accrued Expenses	533,051	597,250
Accrued Franchise Tax	50,000	70,685
Accrued Excise Tax	944,891	—
Income taxes payable	907,481	341,854
Note Payable - Sponsor	1,384,408	—
Note Payable - Related Party	600,000	—

Total Current Liabilities	4,419,831	1,094,277
Deferred Income Taxes	48,549	260,225
Warrant Liabilities	6,270,000	2,926,000
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	18,788,380	12,330,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

Integrated Rail and Resources Acquisition Corp.

CONDENSED BALANCE SHEETS - Continued

	March 31, 2023	December 31, 2022
	(Unaudited)
Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption. 13,844,082 and 23,000,000 Shares are at Redemption Value of $10.40 and $10.31 per share at March 31, 2023 and December 31, 2022, respectively.	144,045,080	237,124,704
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 13,844,082 and 23,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Additional Paid In Capital	—	—
Accumulated Deficit	(16,198,420)	(11,430,760)

Total Stockholders’ Deficit	(16,197,845)	(11,430,185)

Total Liabilities and Stockholders’ Deficit	$146,635,615	$238,025,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2023 and March 31, 2022

	Three Months Ended
	March 31, 2023	March 31, 2022
EXPENSES
Operating and Formation Expenses	$450,901	$247,267

Loss from Operations	(450,901)	(247,267)

Other Income (Expense)
Interest and income earned on Cash and Trust Investments	1,504,345	18,958
Unrealized gain on investments held in Trust	231,189	—
Change in fair value of warrant liabilities	(3,344,000)	4,743,400

Total Other Income (Expense)	(1,608,466)	4,762,358

(Loss) income before provision for income taxes	(2,059,367)	4,515,091

Provision for income taxes	353,951	—

Net (Loss) Income	$(2,413,318)	$4,515,091

Weighted Average Ordinary Shares Outstanding of Class A redeemable Common Stock	17,753,350	23,000,000

Basic and Diluted Net (Loss) Income Per Share, Class A	$(0.10)	$0.16

Weighted Average Ordinary Shares Outstanding of non-redeemable Class A and Class B Common Stock	5,750,000	5,750,000

Basic and Diluted Net (Loss) Income Per Share, Class B	$(0.10)	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFECIT

	For the Three Months Ended March 31, 2023
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Net Loss	—	—	—	—	—	(2,413,318)	(2,413,318)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(1,409,451)	(1,409,451)
Accrued Excise Tax on Common Stock Redemptions	—	—	—	—	—	(944,891)	(944,891)

Balance - March 31, 2023	—	$—	5,750,000	$575	$—	$(16,198,420)	$(16,197,845)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFECIT - CONTINUED

	For the Three Months Ended March 31, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Net Income	—	—	—	—	—	4,515,091	4,515,091

Balance - March 31, 2022	—	$—	5,750,000	$575	$—	$(13,974,993)	$(13,974,418)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,413,318)	$4,515,091
Adjustments to reconcile net income to cash used in operating activities:
Reinvested dividends on Funds held in Trust Account	(383,720)	(18,958)
Unrealized Gain on Investments Held in Trust	(231,189)	—
Realized Gain on Investments Held in Trust	(1,120,625)	—
Deferred Income Taxes	(211,676)	4,908
Change in fair value of warrant liabilities	3,344,000	(4,743,400)
Changes in Operating Assets and Liabilities:
Prepaid Expenses	83,897	102,271
Accounts Payable	(84,488)	—
Accrued Offering Costs	—	(36,352)
Accrued Franchise Tax	(20,685)	(111,694)
Income Tax Payable	565,627	—
Accrued Expenses	(64,199)	9,818
Due to Related Party	—	(12,494)

Net Cash Used in Operating Activities	(536,376)	(290,810)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	94,489,075	—
Transfer of Funds Held in Trust for Payment of Franchise Tax	70,735	—

Net Cash Provided by Investing Activities	94,559,810	—

Cash Flows from Financing Activities:
Proceeds from Note Payable - Related Party	600,000	—
Payment to redeeming stockholders	(94,489,075)	—

Net Cash Used in Financing Activities	(93,889,075)	—

Net Increase (Decrease) in Cash	134,359	(290,810)
Cash - Beginning of Period	54,173	1,004,278

Cash - End of Period	$188,532	$713,468

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock Subject to Redemption	$1,409,451	$—

Accrued Excise Tax on Common Stock Redemptions	$944,891	$—

Sponsor Loan deposited into Trust Account for Purchase of Extensions	$1,384,408	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through March 31, 2023 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial
Business Combination.
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
March 31, 2023 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Initially, the
 Company had
12
months
from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022). However, if the Company anticipated it was not able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates were entitled to, but were not obligated to, extend the period of time to consummate a Business Combination up to two times by an addition al
three months
each time (for a total of up to
18
months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $
0.10
per unit sold to the public in the IPO, $
2,300,000
, for each such three-month extension (resulting in a total deposit of $
10.30
per public share sold in the event all two extensions
we
re elected or an aggregate of $
4,600,000
, if the time to consummate a Business Combination
wa
s extended to a full 18 months). Public stockholders w
ere
 not
entitled
 to vote on or redeem their shares in connection with any such extension. In November 2022, the Sponsor deposited $
2,300,000
into the trust account, as a capital contribution, to extend the deadline for an initial business combination three months to February 2023. In lieu of a second $2,300,000 extension payment for a three month extension to May 2023, a Special meeting of Stockholders was held in February 2023 that resulted in extension of the deadline to complete an initial business combination to March 15, 2023 and allowed the Company to further extend the date to consummate a business combination on a monthly basis up to five (5) times by an additional one month through August 15, 2023. In connection with the vote on the Extension Amendment at the Special Meeting, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s trust account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the trust account to pay such holders. In February 2023, our Sponsor deposited $692,204, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to March 15, 2023. In March 2023, our Sponsor deposited $
692,204
, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to April 15, 2023. In April 2023, our Sponsor deposited $
692,204
, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to May 15, 2023. In May 2023, our Sponsor deposited $
692,204
, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to June 15, 2023.

(Note 10)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

If the Company is unable to complete a Business Combination, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Company’s management ha
d
 broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds
w
e
re applied generally toward consummating a Business Combination. The Company’s initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with an initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than aggregate of
15
% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees agree
d
not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.
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
March 31, 2023 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the combination period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the combination period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the combination period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account.
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
March 31, 2023 (Unaudited)
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Liquidity and Going Concern
At March 31, 2023, the Company had approximately $188,500 in cash and approximately $3,882,000 in working capital deficit.
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
March 31, 2023 (Unaudited)
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
The Accompanying unaudited statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto.
The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
March 31, 2023 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Emerging Growth Company- continued

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
March 31, 2023 (Unaudited)
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
Net (Loss) Income Per Common Share
Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating net (loss) income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. As of March 31, 2023 and 2022 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net (loss) income per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Net (Loss) Income Per Common Share – continued

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(1,822,909)	$(590,409)	$3,612,073	$903,018
Denominator:
Basic and diluted weighted average common shares outstanding	17,753,350	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.10)	$(0.10)	$0.16	$0.16

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of March 31, 2023 and December 31, 2022, 13,844,082 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At March 31, 2023 and December 31, 2022, the Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Accretion of carrying value to redemption value	30,314,892

Class A Common stock subject to possible redemption, December 31, 2021	$232,300,000

Remeasurement of Class A common stock subject to possible redemption	4,824,704

Class A Common stock subject to possible redemption, December 31, 2022	237,124,704
Less:
Redemption of Class A common stock	(94,489,075)
Plus:
Remeasurement of Class A common stock subject to possible redemption	1,409,451

Class A Common stock subject to possible redemption, March 31, 2023	$144,045,080

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
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
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022
, was
(
17.19
)
%
 and 0%, respectively
. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Investments Held in Trust Account
As of March 31, 2023, the Company had $146,097,402 of treasury bills and cash funds held in the Trust Account. During the three months ended March 31, 2023, the Company used $70,735 of interest earned in the Trust Account to pay taxes. During the three months ended March 31, 2023, the Company paid $94,489,075 from the funds held in Trust related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 to extend the business combination date.
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
Management has established a liability in the amount of $944,891 related to the excise tax included in current liabilities on the Company’s balance sheet as of March 31, 2023.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant ($9.4 million in the aggregate).
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the time of closing $232,300,000 was held in the Trust Account. If the Company does not complete a Business Combination within the
c
ombination
p
eriod, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares
On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “Founder Shares”). On April 5, 2021, the Sponsor transferred interests in the Sponsor that corresponded with
25,000 Founder Shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by our Sponsor and transferred by us to our anchor investors in the IPO. Amounts previously reported as Class B common stock were retrospectively restated to account for this transaction.
On March 7, 2022, Nathan Asplund tendered the return of his interest in the Sponsor (that corresponded with
25,000
Founder Shares) in relation to his resignation from the Board of Directors and the Sponsor transferred an interest in the Sponsor that corresponded with
25,000
Founder Shares to Troy Welch, who was elected to the Board of Directors on March 4, 2022 to fill the vacancy. Notwithstanding the foregoing, the Sponsor retains all voting and disposition rights in the founders shares held by the Sponsor.
The Company determined the fair value of the share-based compensation related to the transfer of interests in the Sponsor (that corresponded to Founder Shares), to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share based compensation was $667,250 based on grant date fair value estimates of $6.63 and $6.80 at April 5, 2021 and March 7, 2022, respectively.
On November 15, 2022, the Company’s CEO Richard Bertel, CFO Christopher Bertel, Vice President Edmund Underwood, director Rollin Bredenberg, and director Troy Welch tendered their resignation from the Company. In relation to such resignations, Mr. Bredenberg, Mr. Welch, and Mr. Underwood each tendered the return of their interest in the Sponsor (that corresponded with 25,000 Founder Shares) on November 21, 2022. The Company replaced the departed directors with Ronald Curt Copley, and Jason Reeves.
On December 22, 2022, and December 24, 2022, the Sponsor transferred an interest in the Sponsor that corresponded with
 25,000
Founder Shares to Ronald Curt Copley and Jason Reeves, respectively, as independent director nominees. The Company determined the fair value of the share-based compensation related to the transfer of the Sponsor interest (corresponding with Founder Shares), to the independent director nominees, based on numerous assumptions including the probability of an acquisition, an estimated date of acquisition, the risk-free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share-based compensation wa
s $74,637 based on grant date fair value estimates of $1.49 at both December 22, 2022, and December 24, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
Related Party Loans
The Sponsor agreed to loan the Company up to $1,500,000 to be used for working capital purposes through the earlier of December 31, 2021 or the closing of the Initial Public Offering. At March 25, 2022 the Sponsor agreed to loan the Company up to $1,500,000 to be used for working capital purposes through April 1, 2023, as funds are necessary. Such loans would be non-interest
bearing, unsecured, and will be repaid upon the consummation of a Business Combination. In the event that the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available to it, outside of its trust account established in connection with the IPO.
As reflected in a Form
8-K
filing on January 20, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC, a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount o
f $600,000
in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note was due and payable in full on the earlier of August 15, 2023 and the date on which the Company consummated an initial business combination. Pursuant to the terms of such note, Trident Point 2 had the option at any time prior to August 15, 2023 to convert amounts outstanding, up to
$600,000,
into warrants to purchase the Company’s shares of Class A common stock at a conversion price o
f $1.00
per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50
per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO. As of the date of this report, the Company has borrow ed $600,000
on the promissory note. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 20, 2023, to Trident Point 2, LLC removing the warrant conversion feature from the promissory note and revising the maturity date so that all unpaid principal under the Note will be due and payable in full on the earlier of August 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation, as amended, of the Company (the “Certificate of Incorporation”) in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate a Business Combination and the date on which the Company consummates an initial business combination. (Note 10)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 5 –
RELATED PARTY TRANSACTIONS – CONTINUED

Related Party Loans - continued

Subsequent to the balance sheet date, the Company issued an unsecure promissory note to its Sponsor in which the Company is entitled to borrow up to $4,153,224 in order to fund costs related to the extension of the date by which the Company must consummate an initial business combination. (Note 10)
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination and the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For both the three months ended March 31, 2023 and 2022, the Company recorded $30,000 related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
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
March 31, 2023 (Unaudited)
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 6 –
COMMITMENTS & CONTINGENCIES – CONTINUED

Investment Banking Advisory Agreement
The Company has entered into an investment banking advisory services agreement pursuant to which fees will be paid upon the closing of an
a
cquisition during the term of the agreement through 24 months after the termination of the agreement. Fees will be charged at the greater of $4,250,000 or up to .65% of the
a
cquisition
v
alue if the acquisition value exceeds $900 Million. The investment banking advisory fees are contingent on both the consummation and the specific terms of an
i
nitial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the financial statements.
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
March 31, 2023 (Unaudited)
NOTE 7 –
WARRANT LIABILITIES – CONTINUED

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
March 31, 2023 (Unaudited)
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 8 – STOCKHOLDERS’ EQUITY

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023, there were 13,844,082 shares of Class A common stock issued
and
outstanding, including 13,844,082 subject to possible redemption. At
December
 31, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 31, 2023 and December 31, 2022, there
were 5,750,000
shares of Class B common stock issued and outstanding, respectively, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 8 – STOCKHOLDERS’ EQUITY - CONTINUED

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
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2023, there were no preferred shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust - US Treasury Bill	$146,097,402	$146,097,402	$—	$—

Liabilities
Warrant Liability - Public Warrants	$3,450,000	$3,450,000	$—	$—
Warrant Liability - Private Placement Warrants	2,820,000	—	—	2,820,000

Warrant Liabilities	$6,270,000	$3,450,000	$—	$2,820,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust - US Treasury Fund	$237,537,270	$237,537,270	$—	$—

Liabilities
Warrant Liability - Public Warrants	$1,610,000	$1,610,000	$—	$—
Warrant Liability - Private Placement Warrants	1,316,000	—	—	1,316,000

Warrant Liabilities	$2,926,000	$1,610,000	$—	$1,316,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 9 – FAIR VALUE MEASUREMENTS - CONTINUED

At December 31, 2021, the Company utilized an independent third party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of March 31, 2023, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the year ended December 31, 2022, as they began actively trading on January 3, 2022.
Investments Held in Trust
At December 31, 2022, the Company held $237,537,270 of Investments in the Trust Account at fair value in United States Treasury Bills. At March 31, 2023, the Company held $146,097,402 of United States Treasury Funds. The assets held in the Trust Account at March 31, 2023 and December 31, 2022 within the condensed balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments. As of March 31, 2023, the Company recognized $231,189 of unrealized gains on the Trust Account investments within the Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 9 – FAIR VALUE MEASUREMENTS - CONTINUED

Warrant Liabilities
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

	At March 31, 2023	At December 31, 2022
Share Price	$10.60	$10.30
Exercise Price	$11.50	$11.50
Years to Expiration	5.13	5.13
Volatility	3.30%	3.40%
Risk-Free Rate	3.53%	3.91%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.300	$0.140
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at January 1, 2023	$1,316,000
Change in Fair Value	1,504,000

Fair Value at March 31, 2023	$2,820,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 10 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statement were issued.
As filed in a Form
8-K
filing on April 14, 2023, the Company issued an unsecure promissory note to the Sponsor, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,224 from the Sponsor in order to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Company’s Amended and Restated Certificate of Incorporation. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of August 15, 2023 (or such later extension date permitted by the Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate the Business Combination) and the date on which the Company consummated the Business Combination. The promissory note includes without limitation, the February 2023 and March 2023 deposits of $692,204, respectively, into the Trust Account to extend the deadline to consummate a business combination.
In April 2023 and May 2023, in connection with the loan above, our sponsor deposited $692,204, respectively, into the Trust Account to extend the deadline to consummate a business combination to May 15, 2023 and June 15, 2023, respectively.
On May 19,
2023, the Company issued an amended and restated unsecured promissory note, dated as of January 20, 2023 to Trident Point 2, LLC (Note 5) removing the conversion provisions of the January 20, 2023 unsecured promissory note issued to Trident Point 2, LLC, a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 and revising the maturity date so that all unpaid principal under the promissory note will be due and payable in full on the earlier of August 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation, as amended, of the Company in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company to extend the period to consummate a business combination and the date on which the Company consummates an initial business combination. The amended and restated promissory note replaced in its entirety the January 20, 2023 unsecured promissory note issued to Trident Point 2, LLC.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering and an Initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $2,413,318 which consisted of operating costs of $450,901 and a non-cash change in fair value of warrant liabilities of $3,344,000 and reinvested interest income on funds held in trust of $1,504,345 and $231,189 unrealized gain on investments held in Trust, and a provision for income taxes of $353,951.

For the three months ended March 31, 2022, we had a net income of $4,515,091 which consisted of if operating costs of $247,267 and a non-cash change in fair value of warrant liabilities of $4,743,400 and reinvested interest income on funds held in trust of $18,958.

Liquidity and Capital Resources

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

In connection with the vote on the Extension Amendment at the Special Meeting on February 8, 2023, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the Company’s trust account to pay such holders.

For the three months ended March 31, 2023, cash used in operating activities was $536,376. Net loss of $2,413,318 was affected by a non-cash change for the change in fair value of warrant liability of $3,344,000, deferred income taxes of $211,676 and interest and realized/unrealized gains on marketable securities held in the Trust Account of $1,735,534. Changes in operating assets and liabilities provided $480,152 of cash for operating activities.

For the three months ended March 31, 2023 cash provided by investing activities was $94,559,810, including $94,489,075 and $70,735 of cash withdrawn from the Trust Account to pay redeeming shareholders and taxes, respectively.

For the three months ended March 31, 2023 cash used in financing activities included proceeds of $600,000 from a Note Payable – Related Party, and $94,489,075 payment to redeeming stockholders.

For the three months ended March 31, 2022 cash used in operating activities was $290,810. Net income of $4,515,091 was affected by a non-cash charge for the change in fair value of warrant liability of $4,743,400 deferred income taxes of $4,908 and interest earned on marketable securities held in the Trust Account of $18,958. Changes in operating assets and liabilities used $48,451 of cash for operating activities.

At December 31, 2022, the Company held $237,537,270 of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In February 2023, the Company withdrew funds for payment to redeeming shareholders totaling $94,489,074. At March 31, 2023, the fair value of the Investments Held in Trust was $146,097,402 as recognized on the unaudited condensed balance sheet. As of March 31, 2023, the Company recognized $231,189 of unrealized gains in the Statement of Operations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the three months ended March 31, 2023, the Company used $70,735 of interest earned in the Trust Account to pay taxes.

At March 31, 2023, we had cash of $188,532 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

The Company will need to raise additional funds to meet the expenditures required for operating its business as it currently has insufficient funds available to operate the business prior to the initial Business Combination. If the Company is unable to complete an initial Business Combination due to insufficient available funds, it will be forced to cease operations and liquidate the Trust Account.

At March 31, 2023, the Company had approximately $189,000 in cash and approximately $3,882,000 in working capital deficiency.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the combination period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the combination period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the three months ended March 31, 2023, we entered into a promissory note with a related party for up to $600,000 to fund working capital. Additionally, during the three months ended March 31, 2023, our Sponsor loaned us $1,384,408 to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Company’s Amended and Restated Certificate of Incorporation. We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguished Liabilities from Equity. Common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.

At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2023, 13,844,082 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

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

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by June 16, 2023 (which is subject to monthly extensions through August 16, 2023). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame. If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.

We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame, subject to Extensions, as further described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

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

Because the Company’s initial estimates of the costs of completing an initial business combination were less than the actual amount necessary to do so, it had insufficient funds available to operate the business prior to the initial business combination. Furthermore, because the term for entering into a business combination has been extended as further described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023 and this Quarterly Report on Form 10-Q) the Company has needed to raise additional funds to meet the expenditures required for operating its business through such extension dates. If the Company is unable to complete an initial business combination due to insufficient available funds, it will be forced to cease operations and liquidate the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or any affiliates of the Sponsor, may continue to, but are not obligated to, loan funds to the Company on a non-interest basis as may be required. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the sponsor or any affiliates of the Sponsor. Additionally, the Company could suspend payments on the administrative service agreement (as discussed in Note 5 to the financial statements of our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in this Quarterly Report on Form 10-Q) to conserve working capital.

At March 31, 2023, the Company had approximately $189,000 in cash and approximately $3,882,000 in working capital deficiency.

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

In connection with the vote on the Extension Amendment at the Special Meeting held on February 8, 2023, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $94,489,075 was withdrawn from the Company’s trust account to pay such holders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 12, 2023, the amount of $692,204 was deposited into the Company’s Trust Account to extend the Company’s time to consummate a business combination under the Trust Agreement, dated as of November 11, 2021, as amended on February 8, 2023, by and between the Company and Trustee, from May 15, 2023 to June 15, 2023.

On May 19, 2023, the Company amended and restated the previously issued unsecured promissory note dated as of January 12, 2023 (the “Promissory Note”) to Trident Point 2, LLC, a Delaware limited liability company (“Trident Point 2”), to (i) eliminate Trident Point 2’s option to convert the aggregate amount outstanding under the Promissory Note into warrants to purchase shares of Class A common stock of the Company at a conversion price equal to $1.00 per warrant, and (ii) extend the Maturity Date (as defined below) thereunder from August 15, 2023 to August 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation, as amended, of the Company (the “Certificate of Incorporation”) in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate a Business Combination (as defined below)). The Company may borrow under the Promissory Note for costs reasonably related to the Business Combination. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) August 15, 2023 (or such later extension date permitted by the Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate a Business Combination) (the “Maturity Date”) or (ii) the date on which the Company consummates an initial business combination (the “Business Combination”).

The foregoing description of the amended and restated Promissory Note does not purport to be complete and is qualified in its entirety by the provisions of the Promissory Note, which is attached hereto as Exhibit 10.4 and is incorporated by reference herein.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).

10.1	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).

10.2	Convertible Promissory Note, dated as of January 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 20, 2023).

10.3	Promissory Note, dated as of April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 14, 2023).

10.4	Amended and Restated Promissory Note, executed May 19, 2023 and dated as of January 12, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman (Principal Financial and Accounting Officer)