Form 10-Q
period 2023-06-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2023-08-21
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
(321)972-1583
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act):    Yes  ☒    No  ☐
As of August

, 2023, there were 6,489,246 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	June 30 ,2023	December 31 ,2022
	(Unaudited)
Assets
Current Assets:
Cash	$56,597	$54,173
Prepaid Expenses and Other Assets	195,907	433,578

Total Current Assets	252,504	487,751
State Tax Refundable	67,500	—
Investments Held in Trust Account	149,075,160	237,537,270

Total Assets	$149,395,164	$238,025,021

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$—	$84,488
Accrued Expenses	516,996	597,250
Accrued Franchise Tax	—	70,685
Accrued Excise Tax	944,891	—
Income taxes payable	555,316	341,854
Note Payable—Sponsor	3,461,020	—
Note Payable—Related Party	600,000	—

Total Current Liabilities	6,078,223	1,094,277
Deferred Income Taxes	333,374	260,225
Warrant Liabilities	8,151,000	2,926,000
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	22,612,597	12,330,502

Commitments and C ontingencies
Class A Common Stock Subject to Possible Redemption. 13,844,082 and 23,000,000 Shares are at Redemption Value of $10.71 and $10.31 per share at June 30, 2023 and December 31, 2022, respectively.	148,253,970	237,124,704
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 13,844,082 and 23,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Accumulated Deficit	(21,471,978)	(11,430,760)

Total Stockholders’ Deficit	(21,471,403)	(11,430,185)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$149,395,164	$238,025,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2023 and June 30, 2022

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
Operating and Formation Expenses	$319,655	$389,666	$770,556	$636,933

Loss from Operations	(319,655)	(389,666)	(770,556)	(636,933)
Other Income (Expense)
Interest and income earned on Cash and Trust Investments	1,307,530	457,005	2,811,875	475,963
Unrealized gain on investments held in Trust	117,139	—	348,328	—
Change in fair value of warrant liabilities	(1,881,000)	742,000	(5,225,000)	5,485,400

Total Other (Expense) Income	(456,331)	1,199,005	(2,064,797)	5,961,363
Income before provision for income taxes	(775,986)	809,339	(2,835,353)	5,324,430
Provision for income taxes	(288,682)	(42,152)	(642,633)	(42,152)

Net (loss) income	$(1,064,668)	$767,187	$(3,477,986)	$5,282,278

Weighted Average Ordinary Shares Outstanding subject to possible redemption	13,844,082	23,000,000	15,816,904	23,000,000

Basic and diluted net (loss) income per share, Ordinary Shares Outstanding subject to possible redemption	$(0.05)	$0.03	$(0.16)	$0.18

Weighted Average Ordinary Shares Outstanding not subject to possible redemption	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Ordinary Shares Outstanding not subject to possible redemption	$(0.05)	$0.03	$(0.16)	$0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFECIT

	For the Three and Six Months Ended June 30, 2023
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Net Loss	—	—	—	—	—	(2,413,318)	(2,413,318)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(1,409,451)	(1,409,451)
Accrued Excise Tax on Common Stock Redemptions	—	—	—	—	—	(944,891)	(944,891)

Balance—March 31, 2023	—	—	5,750,000	575	—	(16,198,420)	(16,197,845)
Net Loss	—	—	—	—	—	(1,064,668)	(1,064,668)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(4,208,890)	(4,208,890)

Balance—June 30, 2023	—	$—	5,750,000	$575	$—	$(21,471,978)	$(21,471,403)

	For the Three and Six Months Ended June 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Net Income	—	—	—	—	—	4,515,091	4,515,091

Balance—March 31, 2022	—	—	5,750,000	575	—	(13,974,993)	(13,974,418)
Remeasurement of Common Stock Subject to Redemption						(74,424)	(74,424)
Net Income	—	—	—	—	—	767,187	767,187

Balance—June 30, 2022	—	$—	5,750,000	$575	$—	$(13,282,230)	$(13,281,655)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,477,986)	$5,282,278
Adjustments to reconcile net income to cash used in operating activities:
Reinvested dividends on Funds held in Trust Account	(462,575)	(475,650)
Unrealized Gain on Investments Held in Trust	(348,328)	—
Realized Gain on Investments Held in Trust	(2,349,298)	—
Deferred Income Taxes	5,649	—
Change in fair value of warrant liabilities	5,225,000	(5,485,400)
Changes in Operating Assets and Liabilities:
Prepaid Expenses	237,671	38,158
Accounts Payable	(84,488)	(20,000)
Accrued Offering Costs	—	(36,352)
Accrued Franchise Tax	(70,685)	(126,352)
Income Tax Payable	213,462	42,152
Accrued Expenses	(80,254)	20,318
Due to Related Party	—	(2,494)

Net Cash Used in Operating Activities	(1,191,833)	(763,342)

Cash Flows from Investing Activities:
Cash deposited into Trust Account for extension	(3,461,020)	—
Cash withdrawn from Trust Account for payment to redeeming stockholders	94,489,075	—
Transfer of Funds Held in Trust for Payment of Franchise Tax and Income Taxes	594,257	84,908

Net Cash Provided by Investing Activities	91,622,312	84,908

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	3,461,020	—
Proceeds from Note Payable—Related Party	600,000	—
Payment to redeeming stockholders	(94,489,075)	—

Net Cash Used in Financing Activities	(90,428,055)	—

Net Change in Cash	2,424	(678,434)
Cash – Beginning of Period	54,173	1,004,278

Cash – End of Period	$56,597	$325,844

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock Subject to Redemption	$5,618,341	$74,424

Accrued Excise Tax on Common Stock Redemptions	$944,891	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
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
As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through June 30, 2023 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.
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
June 30, 2023 (Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Initially, the Company had 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022). However, if the Company anticipated it was not able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates were entitled to, but were not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions were elected or an aggregate of $4,600,000, if the time to consummate a Business Combination was extended to a full 18 months). Public stockholders were not entitled to vote on or redeem their shares in connection with any such extension. In November 2022, the Sponsor deposited $2,300,000 into the trust account, as a capital contribution, to extend the deadline for an initial business combination three months to February 2023. In lieu of a second $2,300,000 extension payment for a three month extension to May 2023, a Special meeting of Stockholders was held in February 2023 that resulted in extension of the deadline to complete an initial business combination to March 15, 2023 and allowed the Company to further extend the date to consummate a business combination on a monthly basis up to five (5) times by an additional one month through
September
 15, 2023. In connection with the vote on the Extension Amendment at the Special Meeting, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s trust account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the trust account to pay such holders. In February 2023, our Sponsor deposited $692,204, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to March 15, 2023. In March 2023, our Sponsor deposited $692,204, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to April 15, 2023. In April 2023, our Sponsor deposited $692,204, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to May 15, 2023. In May 2023, our Sponsor deposited $692,204, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to June 15, 2023. In June 2023, our Sponsor deposited $692,204, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination one month to July 15, 2023. Subsequent to these financial statements, In July 2023 and August 2023, our Sponsor deposited $692,204, respectively, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination to be completed by September 15, 2023.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
The Company’s management had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were applied generally toward consummating a Business Combination. The Company’s initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with an initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.
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
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Liquidity and Going Concern
At June 30, 2023, the Company had approximately $57,000 in cash and approximately $5,270,000 in working capital deficit.
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
June 30, 2023 (Unaudited)

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
The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending
December 31, 2023 or for any future interim periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

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
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. As of June 30, 2023 and 2022 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net (loss) income per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Net (Loss) Income Per Common Share – continued
The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption

Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(752,235)	$(312,433)	$613,750	$153,437
Denominator:
Basic and diluted weighted average common shares outstanding	13,844,082	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.05)	$(0.05)	$0.03	$0.03

	For the Six Months Ended June 30,
	2023		2022
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(2,550,712)	$(927,274)	$4,225,822	$1,056,456
Denominator:
Basic and diluted weighted average common shares outstanding	15,816,904	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.16)	$(0.16)	$0.18	$0.18

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of June 30, 2023 and December 31, 2022, 13,844,082 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At June 30, 2023 and December 31, 2022, the Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Accretion of carrying value to redemption value	30,314,892

Class A Common stock subject to possible redemption, December 31, 2021	$232,300,000

Remeasurement of Class A common stock subject to possible redemption	4,824,704

Class A Common stock subject to possible redemption, December 31, 2022	237,124,704
Less:
Redemption of Class A common stock	(94,489,075)
Plus:
Remeasurement of Class A common stock subject to possible redemption	5,618,341

Class A Common stock subject to possible redemption, June 30, 2023	$148,253,970

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of
ASC340-10-S99-1and
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
June 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments—continued
The carrying amounts reflected in the balance sheets for cash, accounts payable, accrued expenses, accrued offering costs, investments held in trust account, and due to related party approximate fair value due to short-term nature.
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
June 30, 2023 (Unaudited)

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
The Company’s effective tax rate for the three and six months ended June 30, 2023, was

37.20% and
22.67%, respectively, and for the three and six months ended June 30, 2022, was 5.2% and 0.79%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2023. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Investments Held in Trust Account
As of June 30, 2023, the Company had $149,075,160
of treasury bills and cash funds held in the Trust Account. During the three and six months ended June 30, 2023, the Company used $523,522 and
$594,257
, respectively, of interest earned in the Trust Account to pay taxes. During the six months ended June 30, 2023, the Company paid
$94,489,075 from the funds held in Trust related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 to extend the business combination date.
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
Management has established a liability in the amount of $944,891 related to the excise tax included in current liabilities on the Company’s balance sheets as of June 30, 2023.
The Company confirms that when the extension is implemented, it will not withdraw any funds from the trust account, including interest earned on the funds held in the trust account, to pay for the 1% excise tax that may become due under the IR Act.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

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
June 30, 2023 (Unaudited)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 5 –RELATED PARTY TRANSACTIONS – CONTINUED

Founder Shares—continued
The Initial Stockholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property.
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
As reflected in a Form
8-K
filing on January 20, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC, a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note was due and payable in full on the earlier of
September
 15, 2023 and the date on which the Company consummated an initial business combination. Pursuant to the terms of such note, Trident Point 2
h
as
 the option at any time prior to
September
 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO. As of the date of this report, the Company has borrowed $600,000 on the promissory note. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 20, 2023, to Trident Point 2, LLC removing the warrant conversion feature from the promissory note and revising the maturity date so that all unpaid principal under the Note will be due and payable in full on
September
 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation, as amended, of the Company (the “Certificate of Incorporation”) in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate a Business Combination and the date on which the Company consummates an initial business combination.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 5 –RELATED PARTY TRANSACTIONS – CONTINUED
Related Party Loans—continued

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
September
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
In April 2023
, May 2023
and
June
2023, in connection with the loan above, our sponsor deposited $692,204, respectively, into the Trust Account to extend the deadline to consummate a business combination to May 15, 2023
, June 15, 2023
and
July
 15, 2023, respectively.
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination and the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and six months ended June 30, 2023, the Company recorded $30,000 and $60,000, respectively, related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations. For the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000, respectively, related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

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
The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in
ASC815-40.
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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 6 –COMMITMENTS & CONTINGENCIES – CONTINUED

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 6 –COMMITMENTS & CONTINGENCIES – CONTINUED

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
June 30, 2023 (Unaudited)

NOTE 7 –WARRANT LIABILITIES – CONTINUED

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the30-dayredemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws to the extent an exemption is not available.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 7 –WARRANT LIABILITIES – CONTINUED

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 13,844,082 shares of Class A common stock issued and outstanding, including 13,844,082 subject to possible redemption. At December 31, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT—CONTINUED

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
Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2023, there were no preferred shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust—US Treasury Bill	$149,075,160	$149,075,160	$—	$—

Liabilities
Warrant Liability—Public Warrants	$4,485,000	$4,485,000	$—	$—
Warrant Liability—Private Placement Warrants	3,666,000	—	—	3,666,000

Warrant Liabilities	$8,151,000	$4,485,000	$—	$3,666,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust—US Treasury Fund	$237,537,270	$237,537,270	$—	$—

Liabilities
Warrant Liability—Public Warrants	$1,610,000	$1,610,000	$—	$—
Warrant Liability—Private Placement Warrants	1,316,000	—	—	1,316,000

Warrant Liabilities	$2,926,000	$1,610,000	$—	$1,316,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS—CONTINUED

At December 31, 2021, the Company utilized an independent third party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of June 30, 2023, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the year ended December 31, 2022, as they began actively trading on January 3, 2022.
Investments Held in Trust
At December 31, 2022, the Company held $237,537,270 of Investments in the Trust Account at fair value in United States Treasury Bills. At June 30, 2023, the Company held $149,075,160 of United States Treasury Funds. The assets held in the Trust Account at June 30, 2023 and December 31, 2022 within the condensed balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments. As of June 30, 2023, the Company recognized $348,328 of unrealized gains on the Trust Account investments within the Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS—CONTINUED

Warrant Liabilities
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

	At June 30 ,2023	At December 31 ,2022
Share Price	$10.71	$10.30
Exercise Price	$11.50	$11.50
Years to Expiration	5.38	5.13
Volatility	2.40%	3.40%
Risk-Free Rate	4.02%	3.91%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.39	$0.140
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at January 1, 2023	$1,316,000
Change in Fair Value	1,504,000

Fair Value at March 31, 2023	2,820,000
Change in Fair Value	846,000

Fair Value at June 30, 2023	$3,666,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
NOTE 10 – SUBSEQUENT EVENTS
Annual Meeting
On August 8, 2023, the Company held the Annual Meeting. Stockholders voted on the Extension Amendment proposal and other proposals. The Extension Amendment Proposal permits an extension of the date by which the Company has to consummate a business combination until February 15, 2024. If the Company is unable to complete a Business Combination by the applicable deadline or by February 15, 2024, (the “Combination Period”), (1) the Company effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from August 15, 2023 to September 15, 2023, and to allow the Company, without another stockholder vote, to further extend such date to consummate a business combination on a monthly basis up to five (5) times by an additional one (1) month each time after September 15, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, upon five days’ advance notice prior to the applicable deadline date, until February 15, 2024, or a total of up to six (6) months after August 15, 2023 (such date as previously extended), unless the closing of a business combination shall have occurred prior thereto.
In connection with the vote on the Extension Amendment at the Annual Meeting, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $79,652,873.88 (approximately $10.83 per share) will be removed from the Company’s trust account to pay such holders. Following redemptions, and as the filing of this report, the Company will have 6,489,246 shares outstanding.
In July 2023 and August 2023, our Sponsor deposited $692,204, respectively, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination to be completed by September 15, 2023.
Promissory Note
On August 14, 2023, the Company issued an unsecured promissory note (the “Promis sory N
ote”) to the Sponsor, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of
$
8,400,000
from the Sponsor in order to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) February 15, 2024 (or such later extension date permitted by the Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate the Business Combination) (the “Maturity Date”) and (ii) the date on which the Company consummates the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering and an Initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net loss of $1,064,668 which consisted of operating costs of $319,655 and a non-cash change in fair value of warrant liabilities of $1,881,000, offset by the interest and income earned on cash and Trust Account of $1,307,530 and unrealized gain on investments held in Trust of $117,139, and a provision for income taxes of $288,682.

For the three months ended June 30, 2022, we had a net income of $767,187, which consisted of operating costs of $389,666 and a non-cash changes in fair value of warrant liabilities of $742,000, interest and income earned on cash and Trust Account of $457,005, and a provision for income taxes of $42,152.

For the six months ended June 30, 2023, we had a net loss of $3,477,986 which consisted of operating costs of $770,556 and a non-cash change in fair value of warrant liabilities of $5,225,000, offset by the interest and income earned on cash and Trust Account of $2,811,875 and unrealized gain on investments held in Trust of $348,328, and a provision for income taxes of $642,633.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,191,833. Net loss of $3,477,986 was affected by a non-cash change for the change in fair value of warrant liability of $5,225,000, deferred income taxes of $5,649 and interest and realized/unrealized gains on marketable securities held in the Trust Account of $3,160,201. Changes in operating assets and liabilities provided $215,706 of cash for operating activities.

For the six months ended June 30, 2023, cash provided by investing activities was affected by cash deposited in Trust Account for extension of $3,461,020, transfer of funds from Trust Account to redeeming shareholders for $94,489,075 and transfer of funds from Trust Account for payment of franchise and income taxes of $594,257.

For the six months ended June 30, 2023, Cash used in financing activities was affected by proceeds from a note payable from sponsor and related party of the Company for $3,461,020 and $600,000, respectively and a payment to redeeming shareholders for $94,489,075.

For the six months ended June 30, 2023 cash provided by investing activities was $91,622,312, including $94,489,075 and $594,257 of cash withdrawn from the Trust Account to pay redeeming shareholders and taxes, respectively.

For the six months ended June 30, 2023 cash used in financing activities was $90,428,055, including proceeds of $600,000 from a Note Payable – Related Party, and $94,489,075 payment to redeeming stockholders.

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

At December 31, 2022, the Company held $237,537,270 of Investments in Trust Account at fair value in a fund invested in United States Treasury instruments (the “Fund”). In February 2023, the Company withdrew funds for payment to redeeming shareholders totaling $94,489,075. At June 30, 2023, the fair value of the Investments Held in Trust was $149,075,160 as recognized on the unaudited condensed balance sheet. As of June 30, 2023, the Company recognized $348,328 of unrealized gains in the Statement of Operations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the six months ended June 30, 2023, the Company used $594,257 of interest earned in the Trust Account to pay taxes.

At June 30, 2023, we had cash of $56,597 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At June 30, 2023, the Company had approximately $57,000 in cash and approximately $5,270,000 in working capital deficiency.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the six months ended June 30, 2023, we entered into a promissory note with a related party for up to $600,000 to fund working capital. Additionally, during the six months ended June 30, 2023, our Sponsor loaned us $3,461,020 to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Company’s Amended and Restated Certificate of Incorporation. We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

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

At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2023, 13,844,082 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

Net (Loss) Income per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding Class A common stock subject to forfeiture.

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

As of June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by September 15, 2023, or up to February 15, 2024, if all possible monthly extensions are implemented. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination within the prescribed time frame. If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.

We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination within the prescribed time frame, subject to extensions, as further described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, our proxy statement on Schedule 14A, as amended, filed with the SEC on July 17, 2023 and July 24, 2023, and in Item 5 below. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

In addition, prior to the completion of its IPO (as defined below), the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company used these funds primarily to identify and evaluate target businesses to complete an initial business combination.

Because the Company’s initial estimates of the costs of completing an initial business combination were less than the actual amount necessary to do so, it had insufficient funds available to operate the business prior to the initial business combination. Furthermore, because the term for entering into a business combination has been extended as further described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023, and in Item 5 of this Quarterly Report on Form 10-Q the Company has needed to raise additional funds to meet the expenditures required for operating its business through such extension dates. If the Company is unable to complete an initial business combination due to insufficient available funds, it will be forced to cease operations and liquidate the trust account.

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

At June 30, 2023, the Company had approximately $57,000 in cash and approximately $5,270,000 in working capital deficiency.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we are currently assessing the relevant risk and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations and money market funds held in the trust account on or before November 10, 2023, the expiry of the 24-month anniversary of the effective date of the Company’s initial public offering prospectus, and to hold all funds in the trust account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following any such liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we are currently assessing the relevant risks and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations and money market funds held in the trust account on or before November 10, 2023, the expiry of the 24-month anniversary of the effective date of the Company’s initial public offering prospectus, and to hold all funds in the trust account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the initial public offering registration statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the annual meeting of our stockholders, and instead hold all funds in the trust account in as cash items which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256381). The registration statement for the Company’s initial public offering was declared effective on November 10, 2021. On November 16, 2021, the Company consummated its initial public offering of 23,000,000 units, each consisting of one share of Class A common stock and one-half of one redeemable warrant, at $10.00 per unit, generating gross proceeds of $230,000,000.

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

Annual Meeting

On August 8, 2023, the Company held the Annual Meeting. Stockholders voted on the Extension Amendment proposal and other proposals. The Extension Amendment Proposal permits an extension of the date by which the Company has to consummate a business combination until February 15, 2024. If the Company is unable to complete a Business Combination by the applicable deadline or by February 15, 2024, (the “Combination Period”), (1) the Company effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from August 15, 2023 to September 15, 2023, and to allow the Company, without another stockholder vote, to further extend such date to consummate a business combination on a monthly basis up to five (5) times by an additional one (1) month each time after September 15, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, upon five days’ advance notice prior to the applicable deadline date, until February 15, 2024, or a total of up to six (6) months after August 15, 2023 (such date as previously extended), unless the closing of a business combination shall have occurred prior thereto.

In connection with the vote on the Extension Amendment at the Annual Meeting, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $79,652,873.88 (approximately $10.83 per share) will be removed from the Company’s trust account to pay such holders. Following redemptions, and as the filing of this report, the Company will have 6,489,246 shares outstanding.

In July 2023 and August 2023, our Sponsor deposited $692,204, respectively, as a sponsor loan, into the Trust Account, to extend the deadline for an initial business combination to be completed by September 15, 2023.

Trust Funds Will Not Be Withdrawn to Pay Excise Taxes

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. Any redemptions of public shares on or after January 1, 2023, including in connection with the Extension, may be subject to such excise tax. In connection with the annual meeting, The Company confirms that when the extension is implemented, it will not withdraw any funds from the trust account, including interest earned on the funds held in the trust account, to pay for the 1% excise tax that may become due under the IR Act.

Promissory Note

On August 14, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $8,400,000 from the Sponsor in order to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) February 15, 2024 (or such later extension date permitted by the Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Certificate of Incorporation to extend the period to consummate the Business Combination) (the “Maturity Date”) and (ii) the date on which the Company consummates the Business Combination.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).

3.2	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023).

10.1	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).

10.2	Promissory Note, dated as of April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 14, 2023).

10.3	Amended and Restated Promissory Note, executed May 19, 2023 and dated as of January 12, 2023 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on May 22, 2023).

10.4	Promissory Note, dated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman (Principal Financial and Accounting Officer)