Form 10-Q
period 2023-09-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2023-11-21
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
(
321
)
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
20
, 2023, there were 6,489,246 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$8,076	$54,173
Prepaid Expenses and Other Assets	87,385	433,578

Total Current Assets	95,461	487,751
Investments Held in Trust Account	71,419,197	237,537,270

Total Assets	$71,514,658	$238,025,021

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$—	$84,488
Accrued Expenses	565,782	597,250
Accrued Franchise Tax	30,000	70,685
Accrued Excise Tax	1,741,420	—
Income taxes payable	990,302	341,854
Note Payable—Sponsor	4,433,225	—
Note Payable—Related Party	600,000	—
Working Capital Loan—Related Party	17,935	—

Total Current Liabilities	8,378,664	1,094,277
Deferred Income Taxes	23,976	260,225
Warrant Liabilities	5,225,000	2,926,000
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	21,677,640	12,330,502

Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption. 6,489,246 and 23,000,000 Shares are at Redemption Value of $10.84 and $10.31 per share at September 30, 2023 and December 31, 2022, respectively.	70,374,919	237,124,704
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 6,489,246 and 23,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Accumulated Deficit	(20,538,476)	(11,430,760)

Total Stockholders’ Deficit	(20,537,901)	(11,430,185)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$71,514,658	$238,025,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
EXPENSES
Operating and Formation Expenses	$273,767	$366,194	$1,044,323	$1,003,127

Loss from Operations	(273,767)	(366,194)	(1,044,323)	(1,003,127)
Other Income (Expense)
Interest and income earned on Cash and Trust Investments	1,298,862	682,849	4,110,737	1,158,812
Unrealized gain on investments held in Trust	(234,153)	—	114,175	—
Change in fair value of warrant liabilities	2,926,000	4,368,000	(2,299,000)	9,853,400

Total Other Income (Expense)	3,990,709	5,050,849	1,925,912	11,012,212
Income before provision for income taxes	3,716,942	4,684,655	881,589	10,009,085
Provision for income taxes	(213,088)	(136,293)	(855,721)	(178,445)

Net income (loss)	$3,503,854	$4,548,362	$25,868	$9,830,640

Weighted Average Ordinary Shares Outstanding subject to possible redemption	9,607,057	23,000,000	13,724,208	23,000,000

Basic and diluted net income (loss) per share, Ordinary Shares Outstanding subject to possible redemption	$0.23	$0.16	$(0.00)	$0.34

Weighted Average Ordinary Shares Outstanding not subject to possible redemption	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Ordinary Shares Outstanding not subject to possible redemption	$0.23	$0.16	$(0.00)	$0.34

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFECIT

	For the Three and Nine Months Ended September 30, 2023
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Net Loss	—	—	—	—	—	(2,413,318)	(2,413,318)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(1,409,451)	(1,409,451)
Accrued Excise Tax on Common Stock Redemptions	—	—	—	—	—	(944,891)	(944,891)

Balance—March 31, 2023	—	—	5,750,000	575	—	(16,198,420)	(16,197,845)
Net Loss	—	—	—	—	—	(1,064,668)	(1,064,668)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(4,208,890)	(4,208,890)

Balance—June 30, 2023	—	—	5,750,000	575	—	(21,471,978)	(21,471,403)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(1,773,823)	(1,773,823)
Net Income	—	—	—	—	—	3,503,854	3,503,854
Accrued Excise Tax on Common Stock Subject to Redemption	—	—	—	—	—	(796,529)	(796,529)

Balance—September 30, 2023	—	$—	5,750,000	$575	$—	$(20,538,476)	$(20,537,901)

	For the Three Months and Nine Months Ended September 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Net Income	—	—	—	—	—	4,515,091	4,515,091

Balance—March 31, 2022	—	—	5,750,000	575	—	(13,974,993)	(13,974,418)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(74,424)	(74,424)
Net Income	—	—	—	—	—	767,187	767,187

Balance—June 30, 2022	—	—	5,750,000	575	—	(13,282,230)	(13,281,655)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(689,005)	(689,005)
Net Income	—	—	—	—	—	4,548,362	4,548,362

Balance—September 30, 2022	—	$—	5,750,000	$575	$—	$(9,422,873)	$(9,422,298)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$25,868	$9,830,640
Adjustments to reconcile net (loss) income to cash used in operating activities:
Reinvested dividends on Funds held in Trust Account	(560,256)	(1,158,349)
Unrealized Gain on Investments Held in Trust	(114,175)	—
Realized Gain on Investments Held in Trust	(3,550,481)	—
Deferred Income Tax B enefit	(236,249)	—
Change in fair value of warrant liabilities	2,299,000	(9,853,400)
Changes in Operating Assets and Liabilities:
Prepaid Expenses	346,193	185,808
Accounts Payable	(84,484)	(4,228)
Accrued Offering Costs	—	(36,352)
Accrued Franchise Tax	(40,685)	(108,680)
Income Tax Payable	648,448	178,445
Accrued Expenses	(31,468)	7,178
Due to Related Party	—	(12,494)

Net Cash Used in Operating Activities	(1,298,289)	(971,432)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	634,257	258,680
Cash Deposited into Trust Account	(4,433,225)	—
Cash withdrawn from Trust Account in connection with redemption	174,141,949	—

Net Cash Provided by Investing Activities	170,342,981	258,680

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	4,433,225	—
Proceeds from Promissory Note—Related Party	600,000	—
Proceeds from Working Capital Loan—Related Party	17,935	—
Payment to redeeming stockholders	(174,141,949)	—

Net Cash Used in Financing Activities	(169,090,789)	—

Net Change in Cash	(46,097)	(712,752)
Cash – Beginning of Period	54,173	1,004,278

Cash – End of Period	$8,076	$291,526

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock Subject to Redemption	$7,392,164	$763,429

Excise tax liability arising from redemption of Class A shares	$1,741,420	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through September 30, 2023 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.
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
September 30, 2023 (Unaudited)

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

Our Sponsor deposited $692,204 each month from February 2023 through July 2023 as a sponsor loan into the Trust Account, extending the deadline for an initial business combination by one month each time to August 15, 2023.

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
In connection with the vote on the Extension Amendment at the Annual Meeting, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $79,652,874 (approximately $10.83 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, and as the filing of this report, the Company has
6,489,246
shares outstanding. The Sponsor deposited $
140,000
, monthly, from August 2023 to November 2023, as a sponsor loan into the Trust Account, further extending the deadline for an initial business combination from August 15, 2023, to December 15, 2023. During the period nine months ended September 30, 2023, the Company has deposited a total of $4,433,225 for extension purposes.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering, and was amended by certificates of amendment on February 9, 2023 and August 8, 2023 (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Liquidity and Going Concern
At September 30, 2023, the Company had $8,076 in cash and $8,283,203 in working capital deficit.
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
September 30, 2023 (Unaudited)

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
The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. As of September 30, 2023 and 2022 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Net Income (Loss) Per Common Share - continued
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Shares Subject to	Shares Not Subject to	Shares Subject to	Shares Not Subject to
	Possible Redemption	Possible Redemption	Possible Redemption	Possible Redemption
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$2,191,939	$1,311,915	$3,638,690	$909,672
Denominator:
Basic and diluted weighted average common shares outstanding	9,607,057	5,750,000	23,000,000	5,750,000
Basic and diluted net income per common stock	$0.23	$0.23	$0.16	$0.16

	For the Nine Months Ended September 30,
	2023		2022
	Shares Subject to	Shares Not Subject to	Shares Subject to	Shares Not Subject to
	Possible Redemption	Possible Redemption	Possible Redemption	Possible Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$7,638	$18,230	$7,864,512	$1,966,128
Denominator:
Basic and diluted weighted average common shares outstanding	13,724,208	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per common stock	$(0.00)	$(0.00)	$0.34	$0.34

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of September 30, 2023 and December 31, 2022, 6,489,246 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At September 30, 2023 and December 31, 2022, the Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$232,300,000
Less:
Proceeds allocated to Public Warrants	(6,440,000)
Common Stock issuance costs	(23,874,892)
Plus:
Accretion of carrying value to redemption value	30,314,892

Class A Common stock subject to possible redemption, December 31, 2021	$232,300,000

Remeasurement of Class A common stock subject to possible redemption	4,824,704

Class A Common stock subject to possible redemption, December 31, 2022	$237,124,704

Less:
Redemption of Class A common stock	(94,489,075)
Plus:
Remeasurement of Class A common stock subject to possible redemption	1,409,451

Class A Common stock subject to possible redemption, March 31, 2023	$144,045,080

Plus:
Remeasurement of Class A common stock subject to possible redemption	4,208,890

Class A Common stock subject to possible redemption, June 30, 2023	$148,253,970

Less:
Redemption of Class A common stock	(79,652,874)
Plus:
Remeasurement of Class A common stock subject to possible redemption	1,773,823

Class A Common stock subject to possible redemption, September 30, 2023	$70,374,919

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of
ASC340-10-S99-1
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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
ASC740-270-30-5
requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under
ASC740-270-30-5.
The Company’s effective tax rate for the three and nine months ended September 30, 2023, was 5.73% and (97.07%), respectively, and for the three and nine months ended September 30, 2022, was 2.91% and 1.78%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Investments Held in Trust Account
As of September 30, 2023, the Company had $71,419,197 of treasury bills and cash funds held in the Trust Account. During the three and nine months ended September 30, 2023, the Company used $40,000 and $634,257, respectively, of interest earned in the Trust Account to pay taxes. During the nine months ended September 30, 2023, the Company paid $174,141,949 from the funds held in Trust related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 to extend the business combination date.
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
Management has established a liability in the amount of $1,741,420 related to the excise tax included in current liabilities on the Company’s balance sheets as of September 30, 2023.
The Company confirms that when the extension is implemented, it will not withdraw any funds from the trust account, including interest earned on the funds held in the trust account, to pay for the 1% excise tax that may become due under the IR Act.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS
Founder Shares
On March 12, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 shares of Class B common stock (the “Founder Shares”). On April 5, 2021, the Sponsor transferred interests in the Sponsor that corresponded with 25,000 Founder Shares to each of Nathan Asplund, Rollin Bredenberg, Brian Feldott, and Edmund Underwood, Jr., our independent director nominees. In relation to the Initial Public Offering, an aggregate of 1,515,160 Founder Shares were cancelled by the
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
September 30, 2023 (Unaudited)

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
As reflected in a Form
8-K
filing on January 20, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC, a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note was due and payable in full on the earlier of September 15, 2023 and the date on which the Company consummated an initial business combination. Pursuant to the terms of such note, Trident Point 2 has the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO. As of the date of this report, the Company has borrowed $600,000 on the promissory note.
In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 20, 2023, to Trident Point 2, LLC removing the warrant conversion feature from the promissory note and revising the maturity date so that all unpaid principal under the Note will be due and payable in full on December 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation) in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate a Business Combination and the date on which the Company consummates an initial business combination.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS – CONTINUED

Related Party Loans - continued
On April 14, 2023, The Company issued an unsecure promissory note to the Sponsor, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $
4,153,244
.
All unpaid principal under the Promissory Note will be due and payable in full on December 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination) and the date on which the Company consummated the Business Combination.
On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Amended and Restated Certificate of Incorporation.
In connection with the loans mentioned above, the sponsor made six monthly deposits to the Trust Account of $
692,204
 from February 2023 through July 2023. Additionally, they made two monthly deposits of $
140,000
 to the Trust Account during August 2023 and September 2023 into the Trust Account to extend the deadline for consummating a business combination to October 15, 2023. As September 30, 2023, the total outstanding amount drawn under the extension loan was approximately $
4,433,225
. Subsequent to these financial statements
,
the Sponsor made deposits to the Trust Account of $140,000 during October 2023 and November 2023, respectively, to further extend the period to consummate the Business Combination to December 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination).
On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company is entitled to borrow
up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial business combination for the Company. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) February 15, 2024 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation) in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination) and (ii) the date on which the Company consummates the Business Combination.
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination and the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and nine months ended September 30, 2023, the Company recorded
$30,000 and $90,000, respectively, related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations. For the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000, respectively, related to the administrative services agreement included in Operating Expenses on the unaudited Condensed Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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
September 30, 2023 (Unaudited)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT
Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 13,844,082 shares of Class A common stock issued and outstanding, including 6,489,246 subject to possible redemption. At December 31, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT – CONTINUED

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
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2023, there were no preferred shares issued or outstanding.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust—US Treasury Bill	$71,419,197	$71,419,197	$—	$—
Liabilities
Warrant Liability—Public Warrants	$2,875,000	$2,875,000	$—	$—
Warrant Liability—Private Placement Warrants	2,350,000	—	—	2,350,000
Warrant Liabilities	$5,225,000	$2,875,000	$—	$2,350,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust—US Treasury Fund	$237,537,270	$237,537,270	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,610,000	$1,610,000	$—	$—
Warrant Liability—Private Placement Warrants	1,316,000	—	—	1,316,000
Warrant Liabilities	$2,926,000	$1,610,000	$—	$1,316,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS – CONTINUED

As of September 30, 2023 and December 31, 2022, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the unaudited condensed statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the year ended December 31, 2022, as they began actively trading on January 3, 2022.
Investments Held in Trust
At December 31, 2022, the Company held $237,537,270 of Investments in the Trust Account at fair value in United States Treasury Bills. At September 30, 2023, the Company held $71,419,197 of United States Treasury Funds. The assets held in the Trust Account at September 30, 2023 and December 31, 2022 within the condensed balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments. As of September 30, 2023, the Company recognized $642,716 of unrealized gains on the Trust Account investments within the Statement of Operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS – CONTINUED

Warrant Liabilities
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

	At September 30, 2023	At December 31, 2022
Share Price	$10.88	$10.30
Exercise Price	$11.50	$11.50
Years to Expiration	5.38	5.13
Volatility	2.90%	3.40%
Risk-Free Rate	4.50%	3.91%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.25	$0.140
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at January 1, 2023	$1,316,000
Change in Fair Value	1,504,000
Fair Value at March 31, 2023	2,820,000
Change in Fair Value	846,000
Fair Value at June 30, 2023	$3,666,000
Change in Fair Value	(1,316,000)
Fair Value at September 30, 2023	$2,350,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.
On October 13, 2023 and November 15, 2023
,
the Sponsor made deposits to the Trust Account of $140,000, respectively, to further extend the period to consummate the Business Combination to December 15, 2023
(or such later extension date permitted by the Amended and Restated Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination)(see Note 5).

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

Overview

We are a blank check company incorporated as a Delaware Corporation on March 12, 2021 (inception) formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering in March 12, 2021 (the “Initial Public Offering” or “IPO”) and the sale of the 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $3,503,854, which consisted of operating costs of $273,767 and a provision for income taxes of $213,088, offset by interest and income earned on cash and the trust account established during our Initial Public Offering (“Trust Account”) of $1,298,862, unrealized gain on investments held in the Trust Account of $234,153, and a non-cash change in fair value of warrant liabilities of $2,926,000.

For the three months ended September 30, 2022, we had a net income of $4,548,362, which consisted of operating costs of $366,194 a provision for income taxes of $136,293, offset by and interest and income earned on cash and investment in the Trust Account of $682,849 a non-cash changes in fair value of warrant liabilities of $4,368,000.

For the nine months ended September 30, 2023, we had a net income of $25,868, which consisted of operating costs of $1,044,323, a non-cash change in fair value of warrant liabilities of $2,299,000, and a provision for income taxes of $855,721, offset by the interest and income earned on cash and investment in the Trust Account of $4,110,737 and unrealized gain on investments held in Trust of $114,175.

For the nine months ended September 30, 2022, we had a net income of $9,830,640, which consisted of operating costs of $1,003,127 and a provision for income taxes of $178,445, offset by a non-cash change in fair value of warrant liabilities of $9,853,400, off set by interest and income earned on cash and investments in the Trust Account of $1,158,8129.

Liquidity and Capital Resources

On November 16, 2021, we completed the Initial Public Offering of 23,000,000 units of our class A common stock, par value $0.0001 per share, (the “Public Shares”) and one-half of one redeemable warrant (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 9,400,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $9,400,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account, and we had $1,712,612 of cash held outside of the Trust Account after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $24,917,410 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,675,823 for the excess fair value of Founder Shares attributable to the anchor investors, and $591,587 of other offering costs.

In connection with the vote on an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the company must effect the Business Combination (an “Extension Amendment”) at the Special Meeting of Stockholders of our Company on February 8, 2023, stockholders holding a total of 9,155,918 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the Trust Account to pay such holders.

For the nine months ended September 30, 2023, cash used in operating activities was $1,298,289. Net income of $25,868 was affected by a non-cash charge for the change in fair value of warrant liabilities of $2,299,000, deferred income taxes of $236,249, unrealized gain on marketable securities held in Trust Account of $114,175 and interest and realized gains on marketable securities held in the Trust Account of $4,110,737. Changes in operating assets and liabilities provided $838,004 of cash for operating activities.

For the nine months ended September 30, 2023, cash provided by investing activities was $170,342,981 and affected by cash deposited in Trust Account of $4,433,225, transfer of funds from Trust Account to redeeming shareholders for $174,141,949 and transfer of funds from Trust Account for payment of franchise and income taxes of $634,257.

For the nine months ended September 30, 2023, cash used in financing activities was $169,090,789 and affected by proceeds from a note payable from Sponsor, and a related party of the Company and other loans outstanding for $4,433,225 and $617,935, respectively and a payment to redeeming shareholders for $174,141,949.

For the nine months ended September 30, 2022, cash used in operating activities was $971,432. Net income of $9,830,640 was affected by a non-cash charge for the change in fair value of warrant liabilities of $9,853,400, interest and income earned on investments in the Trust Account of $1,158,349, and net cash provided by changes in other operating assets and liabilities of $209,677.

At December 31, 2022, the Company held $237,537,270 of investments in the Trust Account at fair value in a fund invested in United States Treasury instruments. As of September 30, 2023, the Company withdrew funds for payment to redeeming shareholders totaling $174,141,949. At September 30, 2023, the fair value of the investments held in the Trust Account was $71,419,197 as recognized on the unaudited condensed balance sheet. As of September 30, 2023, the Company recognized $642,716 of unrealized gains on the investments held in the Trust Account on the unaudited condensed statement of operations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the nine months ended September 30, 2023, the Company used $634,257 of interest earned in the Trust Account to pay income taxes.

At September 30, 2023, we had cash of $8,076 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At September 30, 2023, the Company had approximately $8,076 in cash and $8,283,203 in working capital deficiency.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these unaudited condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the combination period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the combination period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the nine months ended September 30, 2023, we entered into a promissory note with a related party for up to $600,000 to fund working capital. Additionally, during the nine months ended September 30, 2023, the Sponsor loaned us $4,433,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023 and August 8, 2023). We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

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

At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of September 30, 2023, 13,844,082 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding Class A common stock subject to forfeiture.

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

As of September 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by December 15, 2023, or up to February 15, 2024, if all possible remaining monthly extensions are implemented. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame. If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.

We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame, subject to extensions, as further described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, our proxy statement on Schedule 14A, as amended, filed with the SEC on July 17, 2023 and July 24, 2023, and in Item 5 of this Quarterly Report. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

In addition, prior to the completion of its IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company used these funds primarily to identify and evaluate target businesses to complete an initial Business Combination.

Because the Company’s initial estimates of the costs of completing an initial Business Combination were less than the actual amount necessary to do so, it had insufficient funds available to operate the business prior to the initial Business Combination. Furthermore, because the term for entering into a Business Combination has been extended as further described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023, and in Item 5 of this Quarterly Report, the Company has needed to raise additional funds to meet the expenditures required for operating its business through such extension dates. If the Company is unable to complete an initial Business Combination due to insufficient available funds, it will be forced to cease operations and liquidate the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or any affiliates of the Sponsor, may continue to, but are not obligated to, loan funds to the Company on a non-interest basis as may be required. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. The Company does not expect to seek loans from parties other than the Sponsor or any affiliates of the Sponsor. Additionally, the Company could suspend payments on a certain administrative service agreement (as discussed in Note 5 to the financial statements of our Annual Report on Form 10-K filed with the SEC on March 31, 2023 and in this Quarterly Report) to conserve working capital.

At September 30, 2023, the Company had $8,076 in cash and $8,283,203 in working capital deficiency.

The Company currently has less than 12 months to complete a Business Combination, and if the Company is unsuccessful in consummating an initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is not able to consummate a Business Combination during the combination period, it will cease all operations and redeem the public shares.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we are currently assessing the relevant risk and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial Business Combination or liquidation. Following any such liquidation of investments in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we are currently assessing the relevant risks and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial Business Combination or liquidation. Following such a liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Company did not liquidate the U.S. government treasury obligations and money market funds held in the Trust Account on or before November 10, 2023, the expiry of the 24-month anniversary of the effective date of the Company’s initial public offering prospectus. We may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in as cash items which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256381). The registration statement for the Initial Public Offering was declared effective on November 10, 2021. On November 16, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant, at $10.00 per unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of the 9,400,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1+	Amended and Restated Certificate of Incorporation, as amended by the First Amendment to the Amended and Restated Certificate of Incorporation and the Second Amendment to the Amended and Restated Certificate of Incorporation.

3.2	By-Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 21, 2021).

10.1	Promissory Note, dated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2023).

10.2	Promissory Note, dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman (Principal Financial and Accounting Officer)