Form 10-K
period 2023-12-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2024-04-17
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41048

Integrated Rail and Resources Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 W. Morse Boulevard, Suite 220 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (321)
972-1583
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	OTC Pink: IRRXU	N/A
Class A common stock, par value $0.0001 per share	OTC Pink: IRRX	N/A
Warrants	OTC Pink: IRRXW	N/A
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
of the Exchange Act). Yes ☒ No ☐
At June 30, 2023, the aggregate market value of the Class A common stock, par value $0.0001 per share, of the Registrant held by non-affiliates
of the registrant was $148,270,118 based on the $10.71 closing sale price of the Registrant’s Class A common stock on June 29, 2023 (the last date the Class A common stock traded prior to such date).
As of April
1
6
, 2024, there were 1,915,386 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Integrated Rail and Resources Acquisition Corp.
Annual Report on Form
10-K
for the Year Ended December 31, 2023

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our public stockholders could lose all or part of their investment. See the “Risk Factor” section below for a discussion of additional risks and further details regarding the risks summarized below:

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business-Combination Risks

•

We may not be able to complete our initial business combination within the prescribed time frame set forth in our Amended and Restated Certificate of Incorporation, as amended (our “certificate of incorporation”), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $11.01 per share, as of December 31, 2023, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

•

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

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

Risks Relating to our Securities

•

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $11.01 per share.

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	The NYSE has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

General Risk Factors

•

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by April 16, 2024 (which is subject to monthly extensions through November 15, 2024). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame. If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.

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

On November 16, 2021, Integrated Rail consummated its initial public offering (the “IPO”) of 23,000,000 units (the “units”), including 3,000,000 units issued pursuant to the exercise by the underwriters of their over-allotment option in full, each unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”) and one-half of one redeemable warrant (“warrant”). Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. On December 30, 2021, we issued a press release announcing that the holders of our units may elect to separately trade the shares of Class A common stock, par value $0.0001 per share, and the public warrants included in the units commencing on or about January 3, 2022.

The warrants will become exercisable 30 days after the completion of our initial business combination, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation, as described in this Form 10-K. No fractional warrants have been or will be issued upon separation of the units and only whole warrants trade. Because Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters in our IPO (the “Underwriter”), exercised its over-allotment option in full our initial stockholders, which include our Sponsor (as defined below), did not forfeit any of their shares of the Company’s Class B common stock, par value $0.0001 (the “Class B common stock” or “Founder Shares” and, together with the Class A common stock, the “common stock”). We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial business combination, subject to the limitations described herein. If we do not complete our initial business combination within the Combination Period (as defined below) as described further herein, we will redeem 100% of the public shares for cash, subject to applicable law and certain conditions as further described herein.

We initially had 12 months from the November 16, 2021 closing of our IPO to consummate an initial business combination and the right to extend the period of time to consummate an initial business combination up to two times by an additional three months each time for a total of up to 18 months, the first of which was used to extend the time period to February 15, 2023. On February 8, 2023, we held a special meeting of our stockholders, and on February 10, 2023, we filed a Current Report on Form 8-K with the United States Securities and Exchange Commission (“SEC”) announcing that our stockholders had approved an extension of the date by which we were required to complete our initial business combination for an additional period of one (1) month from February 15, 2023 to March 15, 2023, and to allow us to further extend such period on a monthly basis up through August 15, 2023 pursuant to the terms of our amended and restated certificate of incorporation, as amended (the “Charter”), which extensions were utilized. On August 8, 2023, we held an annual meeting of our stockholders, and on August 11, 2023, we filed a Current Report on Form 8-K with the SEC announcing that our stockholders had approved a further extension of the date by which we were required to complete our initial business combination for an additional period of one (1) month from August 15, 2023 to September 15, 2023, and to allow us to further extend such period on a monthly basis up through February 15, 2024 pursuant to the terms of our Charter. which extensions were utilized. On February 12, 2024, the Third Extension Amendment Proposal (as defined below) was approved by our stockholders, and we extended the Combination Period through March 15, 2024 and the Company was granted the right to extend the Combination Period on a monthly basis up to eight (8) times by an additional one (1) month each time until November 15, 2024. We may, but we are not obligated to, extend the period of time to consummate a business combination up to 36 months pursuant to the right to make the remaining monthly extensions, as described in more detail in this Form 10-K. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any remaining monthly extension. On March 13, 2023, the Sponsor loaned the Company $692,204 in order to extend the Combination Period to April 15, 2023; on April 13, 2023, the Sponsor loaned the Company up to $4,153,224 in connection with the extension of the period by which to consummate an initial business combination; and on August 16, 2023, the Sponsor agreed to loan the Company up to $8,400,000 in connection with the extension of the period by which to consummate an initial business combination, in accordance with the terms of the applicable promissory note.

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

In addition, each of (i) Castle Creek Strategies LLC, Context Partners Master Fund, L.P., D. E. Shaw Valence Portfolios, L.L.C., Meteora Capital Partners, LP, HGC Investment Management Inc., Highbridge Capital Management, LLC, Radcliffe Capital Management, L.P., and Polar Asset Management Partners Inc., purchased 9.40% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, (ii) Sandia Investment Management L.P. and Space Summit Capital LLC each purchased 7.50% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, and (iii) Vestcor, Inc. and certain accounts managed by Eagle Point Credit Management LLC each purchased 4.90% of the units offered in the IPO, excluding the shares sold pursuant to the underwriters’ exercise of the over-allotment option, or in each case funds affiliated with such investors, together the anchor investors, for an aggregate purchase price of no more than $200 million, at the public offering price of the units. The anchor investors as a group purchased 20,000,000 units in the aggregate in our IPO, which was approximately 86.96% of the units issued in the IPO, including the shares sold pursuant to the underwriters’ exercise of the over-allotment option. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least approximately 55% of our outstanding shares of common stock. We issued to the anchor investors 1,515,160 shares of our Class B common stock in connection with the closing of the IPO, and our Sponsor cancelled a like number of shares. Accordingly, because the anchor investors purchased the full amount of units in which they expressed an interest, the anchor investors owned an aggregate of approximately 74.84% of the outstanding shares of common stock immediately following the IPO and our Sponsor owned approximately 14.73% of the outstanding shares of common stock following immediately following the IPO. Because the anchor investors purchased all of the units that were allocated to them, substantially all of the units purchased in the IPO were held by the anchor investors and these investors potentially have different interests than our other public stockholders, as further discussed in this Form 10-K. The anchor investors will also have the potential to realize enhanced economic returns and overall economic outcome from their investment in us in comparison to our other public stockholders who did not make anchor investments and purchase founder shares. Because the anchor investors purchased all of the units that are allocated to them, the anchor investors’ purchases significantly reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume, volatility, and liquidity of our securities relative to what they would have been had such units been purchased by public investors and adversely impact our ability to get our securities listed on Nasdaq or another stock exchange.

Our IPO prospectus and our charter at the time of the IPO provided that we had 12 months from the date of our IPO (until November 16, 2022) to complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (as later extended, the “Combination Period”). At the time of the IPO, our charter and Investment Management Trust Agreement, dated November 11, 2021, by and between us and American Stock Transfer & Trust Company, LLC (now Equiniti) (the “Trust Agreement”), provided that we had the right to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company, LLC (now Equiniti), acting as trustee, an amount of $0.10 per unit sold to the public in the IPO for each such three-month extension, as described in more detail in our IPO prospectus. The first such extension election was used in November 2022 to extend the Combination Period to February 15, 2023 by depositing $2,300,000 into the Company’s trust account.

In a special meeting of the stockholders on February 8, 2023, an extension amendment proposal (the “First Extension Amendment Proposal”) and a trust amendment proposal were approved, and as a result, we extended the Combination Period to March 15, 2023 and granted the Company the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time after March 15, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”) if requested by the Sponsor. If the Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $0.05 for each public share that was not redeemed plus such amount for each calendar month (commencing on February 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until August 15, 2023. Each of the five additional extensions was implemented.

In an annual meeting of our stockholders on August 8, 2023, an additional extension amendment proposal (the “Second Extension Amendment Proposal”) was approved, and as a result, we extended the Combination Period to September 15, 2023 and granted the Company the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time after September 15, 2023 or later extended deadline date, by resolution of the Board if requested by the Sponsor. If the Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $140,000 plus such amount for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until February 15, 2024. Each of the five additional extensions was implemented.

In a special meeting of our stockholders on February 12, 2024, an extension amendment proposal (the “Third Extension Amendment Proposal”) was approved and we extended the Combination Period to March 15, 2024 and granted the Company the right to extend the Combination Period on a monthly basis up to eight (8) times by an additional one (1) month each time after March 15, 2024 or later extended deadline date, by resolution of the Board if requested by the Sponsor. If the Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $50,000 plus such amount for each calendar month (commencing on March 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until November 15, 2024. The purpose of the extension right is to provide the Company more time to complete a Business Combination, which the Board believes is in the best interests of our stockholders. The first such additional monthly extension to April 15, 2024 was implemented. On April 10, 2024, we issued a press release indicating the Company’s intent to extend the time available in order to consummate a business combination from April 15, 2024 to May 15, 2024.

On March 13, 2023, the Sponsor loaned the Company $692,204 in order to extend the Combination Period to April 15, 2023; on April 13, 2023, the Sponsor loaned the Company up to $4,153,224 in connection with the extension of the period by which to consummate an initial business combination; and on August 16, 2023, the Sponsor agreed to loan the Company up to $8,400,000 in connection with the extension of the period by which to consummate an initial business combination.

In connection with the First Extension Amendment Proposal, Second Extension Amendment Proposal and the Third Extension Amendment Proposal, certain stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. For stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. As a result, in connection with the First Extension Amendment Proposal, 9,155,918 shares were redeemed at $10.32 per share, totaling $94,489,075. In connection with the Second Extension Amendment Proposal, 7,354,836 shares were redeemed at $10.83 per share, totaling $79,652,874. In connection with the Third Extension Amendment Proposal, 4,573,860 shares were redeemed at $11.00 per share, totaling $50,312,460. Therefore, as of February 12, 2024, there were 1,915,386 shares of Class A common stock, par value $0.0001 per share, issued and outstanding. As of April 1, 2024, $23,333,336 was available in the trust account.

General

While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we initially focused our search in North America on railroad companies that transport bulk commodities, terminal companies that transload bulk commodities to and from railroads and pipelines, trucks, and ports, the companies that produce bulk commodities moved by railroads in large volumes, and the rail cars that are used to transport bulk commodities. Bulk commodities include grains and vegetable oils, mineral and metallic ores and concentrates, energy fuels, biofuels, cement and aggregates, and other goods and commodities essential to modern economies. We believe that this vertical integration will enable synergies and economies of scale and leverage the inherent energy efficiency and low carbon emissions of freight trains, and the rapidly growing demand for bulk commodities necessary to transform industrialized economies into energy efficient and green economies, and to transform emerging economies into industrialized economies.

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

Independent Directors

Brian M. Feldott has served as a director since November 2021. Mr. Feldott is the Chairman of the Audit Committee. Mr. Feldott is currently the Chief Financial Officer at Rise Oil and Gas and has been in that role since January 2023. He is a subject matter expert in corporate finance, treasury operations and accounting. He has excelled at building relationships with investor and bank groups as well as developing cross functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including as the Chief Financial Officer at East Shore Investments from 2019 to 2023, and Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019.

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

Effecting a Business Combination General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from one or a combination of the following: the remaining proceeds of the IPO and the private placement of the private warrants, proceeds from the sale of additional securities, the issuance of shares or other securities, or new debt. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Since the consummation of the IPO, we have focused on identifying, doing due diligence on and speaking to management of potential target companies in a variety of markets within our target sectors. Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, which will be applicable if we list our securities on Nasdaq prior to an initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

Our IPO prospectus and the charter in effect at the time of the IPO provided that we had 12 months from the date of our IPO (until November 16, 2022) to complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Combination Period”). At the time of our IPO, our charter and Trust Agreement provided that we had the right to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company (now Equiniti), acting as trustee, an amount of $0.10 per unit sold to the public in the IPO for each such three-month extension, as described in more detail in our IPO prospectus. The first such extension Election was used in November 2022 to extend the Combination Period to February 15, 2023 by depositing $2,300,000 into the Company’s trust account.

In a special meeting of the stockholders on February 8, 2023, the First Extension Amendment Proposal and a trust amendment proposal were approved, and as a result, we extended the Combination Period to March 15, 2023 and granted the Company the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time after March 15, 2023 or later extended deadline date, by resolution of the Board if requested by the Sponsor. If the Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $0.05 for each public share that was not redeemed plus such amount for each calendar month (commencing on February 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that was needed by the Company to complete the Business Combination until August 15, 2023. Each of the five additional extensions was implemented.

In an annual meeting of our stockholders on August 8, 2023, the Second Extension Amendment Proposal was approved, and as a result, we extended the Combination Period to September 15, 2023 and granted the Company the right to extend the Combination Period on a monthly basis up to five (5) times by an additional one (1) month each time after September 15, 2023 or later extended deadline date, by resolution of the Board if requested by the Sponsor. If the Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $140,000 plus such amount for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that was needed by the Company to complete the Business Combination until February 15, 2024. Each of the five additional extensions was implemented.

In a special meeting of our stockholders on February 12, 2024, the Third Extension Amendment Proposal was approved, and as a result, we extended the Combination Period to March 15, 2024 and granted the Company the right to extend the Combination Period on a monthly basis up to eight (8) times by an additional one (1) month each time after March 15, 2024 or later extended deadline date, by resolution of the Board if requested by the Sponsor. If the Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $50,000 plus such amount for each calendar month (commencing on March 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until November 15, 2024. The purpose of the monthly extensions is to provide the Company more time to complete a Business Combination, which the Board believes is in the best interests of our stockholders.

On March 13, 2023, the Sponsor loaned the Company $692,204 in order to extend the Combination Period to April 15, 2023; on April 13, 2023, the Sponsor loaned the Company up to $4,153,224 in connection with the extension of the period by which to consummate an initial business combination; and on August 16, 2023, the Sponsor agreed to loan the Company up to $8,400,000 in connection with the extension of the period by which to consummate an initial business combination, in accordance with the terms of the applicable promissory note.

In connection with the First Extension Amendment Proposal, Second Extension Amendment Proposal and Third Extension Amendment Proposal, certain stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. For Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. As a result, in connection with the First

Extension Amendment Proposal, 9,155,918 shares were redeemed at $10.32 per share, totaling $94,489,075. In connection with the Second Extension Amendment Proposal, 7,354,836 shares were redeemed at $10.83 per share, totaling $79,652,874. In connection with the Third Extension Amendment Proposal, 4,573,860 shares were redeemed at $11.00 per share, totaling $50,312,460. Therefore, as of February 12, 2024, there were 1,915,386 shares of Class A common stock, par value $0.0001 per share, issued and outstanding. As of April 1, 2024, $23,333,336 was available in the trust account.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of any exchange on which our securities are listed at the time of a business combination, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Sources of Target Businesses

Target business candidates may be brought to our attention from various sources, including unaffiliated sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus relating to our IPO (Registration Statement on Form S-1, File No. 333-256381 (the “Registration Statement”)) as filed with the SEC on November 12, 2021, as well as subsequent reports later filed by us with the SEC, and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates. We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.

We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. During 2022, our Sponsor waived 2 months, or $20,000, of administrative fees, and in 2023 our Sponsor waived 7 months, or $70,000, of administrative fees. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements is not being used as a criterion in our selection process of an initial business combination candidate.

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

Selection of a Target Business and Structuring of our Initial Business Combination

On March 11, 2024, we received notice from the NYSE that it had commenced delisting of our securities and on March 26, 2023 our securities were delisted from the NYSE. Effective as of March 12, 2024, our securities may be quoted and traded in the over-the-counter (OTC Pink) market. We intend to seek a listing of our securities on the Nasdaq Stock Market prior to or in connection with the consummation of any business combination we may seek to consummate. The Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Our board of directors may not be able to make an independent determination of the fair market value of our initial business combination if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We will not purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act rules and regulations. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, there is competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights have reduced and may continue to reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they each devote as much of their time as they each deem necessary to our affairs until we have completed our initial business combination. The amount of time they will each devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business-Combination Risks

We may not be able to complete our initial business combination within the prescribed time frame set forth in our Amended and Restated Certificate of Incorporation, as amended (our “certificate of incorporation”), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $11.01 per share, as of December 31, 2023, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial business combination within the prescribed time frame for the Combination Period, as described in more detail in in Item 1 of this Annual Report on Form 10-K, and which Combination Period currently ends on April 15, 2024 (but may be extended, as further described in Item 1 of this Annual Report on Form 10-K until up to November 15, 2024). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $11.01 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024” and other risk factors below.

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

Pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the November 16, 2021 closing (including in open market and privately negotiated transactions), and our anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need none of the 1,915,386 shares of Class A common stock sold after November 16, 2021 to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our Sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Our Sponsor, officers, directors, and anchor investors own all of the shares of the Class B common stock, which represented 20% of our outstanding shares of common stock immediately following the November 16, 2021 closing and the private placement and represents approximately 55% of our outstanding shares of common stock as of April 1, 2024 as a result of redemptions in relation to our February 2024 and earlier stockholder meeting. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the anchor investors to vote any founder shares held by them, will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. Because the anchor investors purchased all of the units that they expressed an interest in purchasing, if they hold all such units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, then in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote. Because the anchor investors purchased all of the units for which they expressed an interest, the substantial majority of units sold are held by the anchor investors. The anchor investors may have different interests than our other public stockholders since their investments in the founder shares will generally be worthless if we do not consummate an initial business combination within the completion window. Because the anchor investors can purchase founder shares for the same nominal purchase price paid for such shares by our Sponsor, the anchor investors will also have the potential to realize enhanced economic returns from their investment in us in comparison to our other public stockholders who are not purchasing founder shares from our Sponsor. Accordingly, the anchor investors may be more likely to favor any proposed initial business combination transaction even if our other public stockholders do not favor the transaction.

Participation by our anchor investors reduced the public float for our shares.

Twelve anchor investors each purchased up to either 1,880,000, 1,500,000, or 980,000 units in our IPO at the offering price. Because each of the anchor investors purchased all of the units for which they expressed an interest, approximately 86.96% of the units sold in the IPO (including the shares sold pursuant to the underwriters’ exercise of the over-allotment option) were purchased by the anchor investors immediately following IPO, and such purchases have reduced the available public float for our securities. Such reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors and could adversely impact our ability to get our securities listed on Nasdaq or other stock exchange. The anchor investors are not required to hold any units, Class A common stock or warrants they purchased in the IPO or thereafter for any amount of time. Accordingly, the anchor investors may sell any, or up to all, of the units, Class A common stock or warrants they purchased in the IPO or thereafter at any time. The sale of material amounts of units, Class A common stock or warrants, or the perception that such sales may occur, could reduce the market prices of those securities and may encourage short sales. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) approximately 55% of our outstanding shares of common stock.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the prescribed time frame for the Combination Period, as described in more detail in Item 1 of this Annual Report on Form 10-K and which Combination Period is currently April 15, 2024 (but on April 10, 2024 we issued a press release indicating that we intend to extend the time period to May 15, 2024 and the period may be further extended until up to November 15, 2024, as further described in Item 1 of this Annual Report on Form 10-K). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.01 per share, as of December 31, 2023, on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

There is competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024” and other risk factors below.

The net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the trust account have been utilized. We depend on loans from our Sponsor or management team to fund our search for an initial business combination and to complete our initial business combination. If we are unable to continue obtaining these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the Private Placement Warrants, only approximately $1,750,000 was available to us initially outside the trust account to fund our working capital requirements. Because our offering expenses exceeded our estimate of $750,000, we have funded such excess with funds not to be held in the trust account. The amount held in the trust account has not been impacted as a result of such increase or decrease. None of our Sponsor, members of our management team nor any of their affiliates or any of the anchor investors are under any obligation to advance additional funds to us. Any advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or any affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain additional loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive the current value per share as of April 1, 2024 on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account, or the the current value per share currently held in the trust account as of April 1, 2024” and other risk factors below.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the Registration Statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, it is unlikely that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below approximately $11.01 per share, as of December 31, 2023.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the period of time to consummate a business combination (which is currently up to November 15, 2024, if extended through such date) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Under Section 211(b) of the DGCL, we are, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL or the rules of any stock exchange on which our securities are listed, which require an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Although we have general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only current value per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $11.01 per share as of December 31, 2023, on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024” and other risk factors below.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Concentration of ownership among our Sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

Our Sponsor and the anchor investors owned collectively 89.57% of our outstanding shares of common stock immediately following our IPO. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) approximately 55% of our outstanding shares of common stock. As a result, these stockholders have substantial control over us and could be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold the shares included in the units they purchased in the IPO and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares directly or in the Sponsor may provide an incentive for them to do so), we would not need any additional public shares sold to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our Sponsor and the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our common shares because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

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

In order to effectuate an initial business combination, we and other blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, on February 12, 2024, an amendment to our certificate of incorporation (the “Third Extension Amendment Proposal”) was approved by our stockholders, and as a result, we extended the Combination Period through March 15, 2024 and the Company was granted the right to extend the Combination Period on a monthly basis up to eight (8) times by an additional one (1) month each time until November 15, 2024. As another example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. To the extent we seek to amend our organizational documents in a way that would be deemed to fundamentally change the nature of any of our securities issued in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure our stockholders that we will not seek to amend our certificate of incorporation or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our certificate of incorporation. Holders of our founder shares, who collectively beneficially own up to approximately 55% of our common stock after the redemption relating to our February 12, 2024 stockholder meeting, will participate in any vote to amend our certificate of incorporation and/or Trust Agreement and will have the discretion to vote in any manner they choose. Because the anchor investors purchased all of the units that they have expressed an interest in purchasing in the IPO, if such anchor investors hold all such units until prior to consummation of our initial business combination and vote their public shares to amend our certificate of incorporation, no affirmative votes from other public stockholders may be required to approve such amendment to our certificate of incorporation. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

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

We may target businesses larger than we could acquire with the amount remaining in the trust account. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure our stockholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only current value or less per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive current value per share or less on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024,” under certain circumstances our public stockholders may receive less than the current value per share upon the liquidation of the trust account.

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

Immediately after the closing of our IPO on November 16, 2021, our initial stockholders and the anchor investors owned shares representing 89.57% of our issued and outstanding shares of common stock. Based on the amounts purchased at the time of our IPO, not all of the anchor investors were required to file Schedule 13Gs to report their beneficial ownership, so we do not know if all of the anchor investors continue to hold all of the shares they purchased in the IPO. Based on Schedule 13Gs filed by the Sponsor and certain of the anchor investors, as of the dates reflected in such Schedule 13Gs (see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below), our Sponsor and the anchor investors continued to hold (in the aggregate) at least approximately 55% of our outstanding shares of common stock. In addition, the founder shares, all of which are held by our initial stockholders and the anchor investors, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election or removal of directors during such time. As a result, our stockholders will not have any influence over the election or removal of directors prior to our initial business combination. Accordingly, our initial stockholders and the anchor investors may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. The anchor investors each purchased all of the units that each anchor investor has expressed an interest in purchasing, increasing their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and the anchor investors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders and the anchor investors will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only the current value per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only the current value per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than the current value per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the current value per share currently held in the trust account as of April 1, 2024” and other risk factors below.

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

Following the redemptions relating to our February 12, 2024 stockholder meeting and the March 15, 2024 extension, on April 1, 2024, $23,333,336 was available in the trust account to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

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

Under the Inflation Reduction Act of 2022 (the “IRA”), adding Section 4501 to the Internal Revenue Code, a domestic corporation whose stock is traded on an established securities market (a “covered corporation” under the IRA) is subject to an excise tax of 1% on repurchases (redemptions) of its stock after December 31, 2022 (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on OTC Pink, which is an interdealer quotation system that regularly disseminates firm buy or sell quotations by identified brokers or dealers by electronic means or otherwise, we are a “covered corporation” within the meaning of the IRA.

The IRA became law on August 16, 2022. On December 27, 2022, the Internal Revenue Service published Notice 2023-2, providing “Initial Guidance” regarding the application of the Excise Tax on repurchases of corporate stock under Section 4501. Under these authorities we expect the Excise Tax to be imposed on the fair market value of stock repurchased by us. Under a “netting rule”, the fair market value of stock repurchased by us may be reduced by the fair market value of securities issued by us in the same taxable year, with the 1% Excise Tax then imposed on the excess, if any, of the value of redemptions over the value of issuances. Therefore, issuances of stock by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) will reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year. However, a business combination may not be completed during 2024 and, even if a business combination is completed, the fair market value of the securities redeemed may exceed the fair market value of the securities issued in such a combination or otherwise. (The fair market value of securities that are redeemed is determined by the market price of the stock on the day of redemption, regardless of the actual redemption amount.) Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets.

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

Unlike some other blank check companies, we may, but we are not obligated to, extend the period of time to consummate a business combination, by a one month extension each time, up to November 15, 2024, to complete a business combination pursuant to the extensions as further described in this Annual Report on Form 10-K without a stockholder vote or their ability to redeem their shares. If we are unable to consummate our initial business combination within the applicable time period, we will promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled “Management—Directors and Officers.”

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

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the current value, as of April 1, 2024, per share.

The proceeds held in the trust account are being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the current value per share. On April 1, 2024, the balance of the trust account was $23,333,336.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investment in our company is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the prescribed time frame set forth in our certificate of incorporation, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately the current value, as of April 1, 2024, per share or less on the liquidation of our trust account and our warrants will expire worthless.

On March 11, 2024, the NYSE suspended trading of our securities on the NYSE and commenced proceedings to delist our securities from trading on its exchange and on March 26, 2024 our securities were delisted from the NYSE, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 11, 2024, we received correspondence from the staff of the NYSE indicating that the staff had determined to commence proceedings to delist our securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000. Trading of our securities on the NYSE was suspended immediately and on March 26, 2024 our securities were delisted from the NYSE. Effective as of March 12, 2024, our securities may be quoted and traded in the over-the-counter (OTC Pink) market under the ticker symbols “IRRX,” “IRRXU,” and “IRRXW,” respectively.

The Company intends to seek a listing of its securities on the Nasdaq Stock Market prior to or in connection with the consummation of any business combination the Company may seek to consummate. However, we cannot assure our stockholders that our securities will be listed on Nasdaq or other stock exchange in the future or prior to our initial business combination. In order to list our securities on a stock exchange prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In addition, we must maintain a minimum number of holders of our securities. If we are able to list our securities on an exchange prior to an initial business combination, in connection with our initial business combination, we will be required to demonstrate compliance with such applicable stock exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities on the exchange. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time. A reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors.

Our securities are currently quoted on the over-the-counter market.As a result, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are no longer listed on the NYSE, our securities are no longer deemed to be covered securities. Federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, the states can regulate or bar the sale of securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Since our securities are no longer listed on the NYSE, our securities are not covered securities and we are subject to regulation in each state in which we offer our securities, including in connection with our initial business combination if are securities are not listed on an exchange prior to an initial business combination.

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

We initially offered units at a price of $10.00 per unit and the amount in our trust account was initially anticipated to be $10.10 per public share, implying an initial value of $10.10 per public share if no value is attributed to the warrants (with the amount currently held in the trust account as of April 1, 2024 having an implied value of $10.96 per public share). However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. In addition, our anchor investors purchased an aggregate of 1,515,160 founder shares, at a purchase price of approximately $0.004 per share. The value of the public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $15,283,336, which is the amount we would have for our initial business combination in the trust account after payment of $8,050,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $1.99 per share upon consummation of our initial business combination, which would be a 80% decrease as compared to the initial implied value per public share of $10.10 (the price per unit in the IPO, assuming no value to the public warrants).

Public shares (Class A common stock)	1,915,386
Founder shares (Class B common stock)	5,750,000

Total shares (Total shares)	7,665,386
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$15,283,336
Initial implied value per public share	$1.99
Implied value per share upon consummation of initial business combination	$10.96

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

General Risk Factors

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by April 16, 2024 (which is subject to monthly extensions through November 15, 2024). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination within the prescribed time frame. If we are unable to effect an initial Business Combination by the applicable date, we will be forced to liquidate.

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

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect the Company’s business, including its ability to negotiate and consummate a business combination, investments and results of operations.

The Company is subject to laws, regulations and rules enacted by national, regional and local governments and any exchange on which its securities are listed. The Company intends to list its securities on Nasdaq either prior to or in relation to a business combination, if any. If the Company does list its securities on Nasdaq or other stock exchange, it will also be subject to the rules of Nasdaq or other exchange. In particular, the Company is required to comply with certain SEC and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on the Company’s business, including its ability to consummate a business combination, investments and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules relating to, among other items, enhanced disclosure requirements in initial business combination transactions involving SPACs and private operating companies; amended financial statement requirements applicable to transactions involving shell companies; enhanced disclosure requirements related to projections, including required disclosure of all material bases of the projections and all material assumptions underlying the projections; increasing the potential liability of certain participants in proposed initial business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules will become effective no sooner than 125 days after publication in the Federal Register. In the event a business combination has not been consummated by the time the 2024 SPAC Rules become effective, such rules may materially adversely affect the Company’s ability to consummate a business combination and may increase the costs and time related thereto.

See also “- To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have from time to time assessed, and plan to continue to assess, the relevant risk and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations and money market funds held in the trust account and to hold all funds in the trust account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following any such liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.”

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have from time to time assessed, and plan to continue to assess, the relevant risk and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations and money market funds held in the trust account and to hold all funds in the trust account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following any such liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have from time to time assessed, and plan to continue to assess, the relevant risks and it is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations and money market funds held in the trust account and to hold all funds in the trust account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the Stockholder Meeting, and instead hold all funds in the trust account in as cash items which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not believe that we currently face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since the IPO.

ITEM 2.	PROPERTIES

Our executive offices are located at 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789 and our telephone number is (321) 972-1583. Our executive offices are provided to us by our Sponsor. Commencing on June 16, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During 2022, our Sponsor waived 2 months, or $20,000, of administrative fees, and in 2023 our Sponsor waived 7 months, or $70,000, of administrative fees. We consider our current office space adequate for our current operations.

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

Our units began trading under the symbol “IRRXU” on November 12, 2021. Commencing on January 1, 2022, the holders of the units could elect to separately trade the shares of Class A common stock and warrants included in the units. The shares of the Class A common stock and warrants that are separated, may be quoted and traded on the over-the counter (OTC Pink) market under the symbols “IRRX” and “IRRXW”, respectively. Those units not separated may be quoted and traded on the over-the-counter (OTC Pink) market under the symbol “IRRXU”.

Holders of Record

As of April 1, 2024, there was one holder of record of our units, one holder of record of our Class A common stock, twenty-three holders of record of our Class B common stock, two holders of record of our Private Placement Warrants and one holder of record of our public warrants. The number of record holders does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

Of the gross proceeds received from the IPO and the Private Placement Warrants, $232,300,000 was placed in the Trust Account. Following the redemptions relating to our February 12, 2024 stockholder meeting and the March 15, 2024 extension, on April 1, 2024, $23,333,336 was available in the trust account to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

We paid a total of $4,600,000 in upfront underwriting discounts and commissions and $610,455 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-256381), dated October 26, 2021. As noted above, following the redemptions relating to our February 12, 2024 stockholder meeting and the March 15, 2024 extension, on April 1, 2024, $23,333,336 was available in the trust account to complete our initial business combination and pay related fees and expenses (which includes up to $8,050,000 for the payment of deferred underwriting commissions).

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Initially, the Company had 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022). However, if the Company anticipated it was not able to consummate an initial Business Combination within such 12 month period, the insiders or their affiliates were entitled to, but were not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the trust account maintained by American Stock Transfer & Trust Company (now Equiniti), acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (resulting in a total deposit of $10.30 per public share sold in the event all two extensions were elected or an aggregate of $4,600,000, if the time to consummate a Business Combination was extended to a full 18 months). Public stockholders were not entitled to vote on or redeem their shares in connection with any such extension. In November 2022, the Sponsor deposited $2,300,000 into the trust account, as a capital contribution, to extend the deadline for an initial business combination three months to February 2023. In lieu of a second $2,300,000 extension payment for a three month extension to May 2023, a Special meeting of Stockholders was held in February 2023 that resulted in extension of the deadline to complete an initial business combination to March 15, 2023 and allowed the Company to further extend the date to consummate a business combination on a monthly basis up to five (5) times by an additional one month through September 15, 2023. In connection with the vote on the extension Amendment at the Special Meeting, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s trust account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the trust account to pay such holders. Our Sponsor deposited $692,204 each month from February 2023 through July 2023 as a sponsor loan into the Trust Account, extending the deadline for an initial business combination by one month each time to August 15, 2023.

On August 8, 2023, the Company held an Annual Meeting. Stockholders to vote on the Second Extension Amendment Proposal and other proposals. The Second Extension Amendment Proposal permitted an extension of the date by which the Company had to consummate a business combination until February 15, 2024. If the Company is unable to complete a Business Combination by the applicable deadline or by February 15, 2024, (as later extended, the “Combination Period”), (1) the Company effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from August 15, 2023 to September 15, 2023, and to allow the Company, without another stockholder vote, to further extend such date to consummate a business combination on a monthly basis up to five (5) times by an additional one (1) month each time after September 15, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, upon five days’ advance notice prior to the applicable deadline date, until February 15, 2024, or a total of up to six (6) months after August 15, 2023 (such date as previously extended), unless the closing of a business combination shall have occurred prior thereto.

In connection with the vote on the extension Amendment at the Annual Meeting, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $79,652,874 (approximately $10.83 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, and as the filing of this report, the Company has 6,489,246 shares outstanding. The Sponsor deposited $140,000, monthly, from August 2023 to December 2023, as a sponsor loan into the Trust Account, further extending the deadline for an initial business combination from August 15, 2023, to December 15, 2023. During the period ended December 31, 2023, the Company has deposited a total of $4,853,225 for extension purposes.

On February 12, 2024 at a Special Meeting in Lieu of an Annual Meetings of Stockholders of the Company (the “Special Meeting”), the Company filed a Third Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on February 12, 2024 following stockholder approval of a proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the trust account (the “Trust Account”) $50,000 for such one-month extension on or prior to February 15, 2024, and to allow the Company, without another stockholder vote, to further extend such date to consummate a business combination on a monthly basis up to eight (8) times by an additional one (1) month each time after March 15, 2024 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, upon five days’ advance notice prior to the applicable deadline date, until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of a business combination shall have occurred prior thereto. The Company made the $50,000 extension deposits into the Trust Account in February, March and April 2024, extending the date to complete the business combination to May 15, 2024.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net income of $3,543,111, which consisted of operating costs of $1,391,654, a provision for income taxes of $1,018,482, offset by the interest and income earned on cash and investment in the Trust Account of $5,117,247 and a gain on change in fair value of warrant liabilities of $836,000.

For the year ended December 31, 2022 we had a net loss from operations of $2,036,415, which consisted of operating and business combination costs.

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

On August 8, 2023, the Company held an additional meeting to the vote for an additional extension Amendment at a Special Meeting of Stockholders of our Company, stockholders holding a total of 7,354,836 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $79,652,874 (approximately $10.83 per share) was withdrawn from the Trust Account to pay such holders. Following redemptions, and as the filing of this report, the Company has 6,489,246 shares outstanding.

Subsequent to December 31, 2023 and in connection with a vote on the Third Extension Amendment Proposal at the Special Meeting which occurred on February 12, 2024, stockholders holding a total of 4,573,860 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $50,312,460 (approximately $11.00 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company will have 7,665,386 shares outstanding.

For the year ended December 31, 2023, cash used in operating activities was $1,406,946. Net income of $3,543,111 was affected by a change in the fair value of warrant liabilities of $836,000, deferred income taxes of $260,225, and interest and realized gains on marketable securities held in the Trust Account of $5,117,247. Changes in operating assets and liabilities provided $1,263,415 of cash for operating activities.

For the year ended December 31, 2023, cash provided by investing activities was $169,922,981 and affected by cash deposited in Trust Account of $4,853,225, transfer of funds from Trust Account to redeeming stockholders for $174,141,949 and transfer of funds from Trust Account for payment of franchise and income taxes of $634,257.

For the year ended December 31, 2023, cash used in financing activities was $168,570,019 and affected by proceeds from a note payable from Sponsor, and a related party of the Company and other loans outstanding for $4,853,225, advances and proceeds from related party of $100,770 and $617,935, respectively and a payment to redeeming stockholders for $174,141,949.

For the year ended December 31, 2022, net cash used in operating activities was $1,241,114. Net income of $9,584,028 was impacted by $8,996,400 of change in the fair value of the warrant liabilities related to the outstanding public and private warrants, $1,986,491 of income on investments held in the Trust Account, and $1,239,168 of unrealized gains on investments held in the Trust Account for the year ended December 31, 2022.

At December 31, 2022, the Company held $237,537,270 of investments in the Trust Account at fair value in a fund invested in United States Treasury instruments. As of December 31, 2023, the Company withdrew funds for payment to redeeming stockholders totaling $174,141,949. At December 31, 2023, the fair value of the investments held in the Trust Account was $72,731,536 as recognized on the balance sheet.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended December 31, 2023, the Company used $634,257 of interest earned in the Trust Account to pay income taxes.

At December 31, 2023, we had cash of $189 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $4,853,225 for extension purposes, a Note Payable due to a related party used for working capital purposes of $600,000 and an additional working capital loan due to the Sponsor of the Company for $17,935. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

At December 31, 2023, the Company had approximately $189 in cash and $9,237,275 in working capital deficiency.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended December 31, 2023, we entered into a promissory note with a related party for up to $600,000 to fund working capital. Additionally, during the year ended December 31, 2023, an affiliate of the Sponsor loaned us $4,853,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company (except where waived, as described above under Item 1 Business - Sources of Target Businesses and elsewhere in this report). We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $8.1 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Warrant Liabilities

We account for the warrants issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in our statements of operations.

In determining the fair value of the Private Placement Warrants and the Representative’s Warrants assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The fair value of the warrant liabilities is subject to change in future periods based on assumption changes including discount rates and volatility of our stock price.

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

At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2023, 6,489,246 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The company is still reviewing the impact of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria specified in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

Not applicable

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 1, 2024.

Name	Age	Position
Mark A. Michel	50	Chief Executive Officer and Chairman
Timothy J. Fisher	44	Chief Financial Officer and Director
Brian M. Feldott	49	Director
Ronald C. Copley	58	Director
Jason C. Reeves	53	Director

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

Independent Directors

Brian M. Feldott has served as a director since November 2021. Mr. Feldott is the Chairman of the Audit Committee. Mr. Feldott is currently the Chief Financial Officer at Rise Oil and Gas and has been in that role since January 2023. He is a subject matter expert in corporate finance, treasury operations and accounting. He has excelled at building relationships with investor and bank groups as well as developing cross functional corporate teams to achieve success and maximize value while minimizing risk. He gained his experience over two decades in corporate finance, treasury, tax and public accounting within large international public companies, including as the Chief Financial Officer at East Shore Investments from 2019 to 2023, and Newfield Exploration Company and Newpark Resources Inc. from 2010 to 2019. As treasurer at Newfield from 2017 to 2019, he was responsible for tax, corporate finance, treasury, and risk management. He was responsible for negotiating and raising $2 billion in unsecured capital and he led a tax saving initiative resulting in nearly $50 million of benefits for Newfield. As the finance integration team leader during the Encana merger, he led the integration for all finance functions from Newfield and played a significant role in the successful transition of finance functions and related operations. Before joining Newfield, Brian served as the Treasurer and Director of Investor Relations for Newpark, an international oil field services company. While at Newpark from 2010 to 2017, he enhanced the global treasury function by centralizing the operations and enhancing the capital structure, this included the issuance of convertible bonds and multiple credit facilities. In addition, his investor relations work resulted in the company gaining Tier-1 analyst coverage for the first time in company history. Prior to that, he served as Senior Director of Tax and Treasury for ExpressJet Airlines. While at ExpressJet, he helped lead the successful spin-off of the company from Continental Airlines and developed the company’s accounting, treasury and tax departments as well as the financing of a fleet of 274 aircraft. Brian is a Certified Public Accountant in the state of Texas. He earned a bachelor’s degree in economics from the University of Texas, an MBA in finance from the University of Houston and a master’s of legal studies in oil, gas and energy law from the University of Oklahoma.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2023, the Board held 4 board meetings and acted by unanimous written consent on various matters on 11 occasions. In addition, the Audit Committee held 4 meetings in 2023, and the Compensation Committee acted by unanimous written consent on certain matters on 1 occasion. During the year ended December 31, 2023, each of the Board members attended, in person or by electronic means, 100% of the meetings of the Board and the committees on which he served.

We encourage our Board members to attend our annual meetings, but we do not have a formal policy requiring attendance. All of our Board members attended the annual meeting for the year ended December 31, 2023.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Feldott, Mr. Copley, and Mr. Reeves serve as members of our audit committee, and Mr. Feldott chairs the audit committee. Each of Mr. Feldott, Mr. Copley, and Mr. Reeves meets the independent director standard under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Copley, Mr. Reeves, and Mr. Feldott serve as members of our compensation committee. Under the applicable SEC rules, we are required to have at least two members of the compensation committee, each of whom must be independent. Mr. Copley, Mr. Reeves, and Mr. Feldott are independent and Mr. Feldott chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for each month of the Combination Period (except where waived, as described above under Item 1 Business - Sources of Target Businesses and elsewhere in this report), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

In November 2023, the Compensation Committee adopted a Clawback Policy that applies in the event of any restatement of the financial statements of the Company due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. A copy of the Clawback Policy has been attached as an exhibit to this Annual Report on Form 10-K.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual	Entity	Entity’s Business	Affiliation
Mark A. Michel	DHIP Group	Independent infrastructure fund manager	Managing Partner

	CommonGood Capital, LLC	Broker dealer placement agency	Advisory board member

Timothy J. Fisher	DHIP Group	Independent infrastructure fund manager	Managing Partner

	CommonGood Capital, LLC	Broker dealer placement agency	Advisory board member

Brian M. Feldott	Rise Oil and Gas	Oil and gas	Chief Financial Officer

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our stockholders are able to review our Code of Ethics and our audit and compensation committee charters by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Commencing on June 16, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During 2022, our Sponsor waived 2 months, or $20,000, of administrative fees, and in 2023 our Sponsor waived 7 months, or $70,000, of administrative fees. No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, will be paid by us to our Sponsor, officers and directors, or any affiliates of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Summary Compensation Table - Executive Officers

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers by or on behalf of the Company for the fiscal years ended December 31, 2023 and December 31, 2022. No compensation was awarded to, earned by, or paid to our current executive officers by or on behalf of the Company for the fiscal years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Stock awards ($)	All Other Compensation ($)	Total
Mark A. Michel, Chief Executive Officer and Chairman	2023	$0	$0	$0
	2022	$0	$0	$0	(1)
Timothy J. Fisher, Chief Financial Officer and Director	2023	$0	$0	$0
	2022	$0	$0	$0	(2)

(1)	Mr. Michel received no compensation by or on behalf of the Company for the fiscal years ended December 31, 2023 and December 31, 2022.
(2)	Mr. Fisher received no compensation by or on behalf of the Company for the fiscal years ended December 31, 2023 and December 31, 2022.

Summary Compensation Table-Directors

The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Stock awards ($)	Total
Ronald C. Copley	$0	$0	(1)
Brian M. Feldott	$0	$0	(2)
Jason C. Reeves	$0	$0	(3)

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

The following table sets forth as of April 1, 2024 (or such other date as specified below) the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. This table is based upon information supplied by officers, directors, and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of April 1, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. As of April 1, 2024, we had 7,665,386 shares of common stock issued and outstanding, which included 1,915,386 shares of Class A common stock and 5,750,000 shares of our Class B common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form 10-K.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
DHIP Natural Resources Investments, LLC(1)(3)	—	—	4,234,840	73.65%	55.25%
Mark A. Michel(1)	—	—	—	—	—
Timothy J. Fisher(1)	—	—	—	—	—
Jason C. Reeves(1)(4)	—	—	—	—	—
Ronald C. Copley(1)(4)	—	—	—	—	—
Brian M. Feldott (1)(4)	—	—	—		—
All directors and executive officers as a group (5 individuals)	—	—	—		—
Holders of 5% or more of our shares of common stock
Fir Tree Capital Management LP (5)	396,490	20.70%	—	—	5.17%

*	Less than 1%
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
(5)

Based solely on the Schedule 13G filed by the security holder with the Securities and Exchange Commission on February 14, 2024. Fir Tree Capital Management LP is a Delaware limited partnership. The principal business address of each such security holder is 1500 5th Avenue, 9th Floor, New York, New York 10110.

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

We initially had 12 months from the closing of our IPO on November 16, 2021 to consummate an initial business combination, which has been extended as further discussed in this Annual Report on Form 10-K. We may, but we are not obligated to, extend the period of time to consummate a business combination up to 36 months (i.e., up to November 15, 2024) pursuant to the extensions, as further described in this Annual Report on Form 10-K. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any remaining monthly extension. In the event that we elect to extend the time to complete a business combination and our Sponsor (or its affiliates or designees) deposit the applicable amount of money into the trust, our Sponsor (or such affiliates or designees) would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Our Sponsor (and its affiliates or designees) are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors that may take priority over the claims of our public stockholders. As more fully discussed in the section of this Form 10-K entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on June 16, 2021 we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During 2022, our Sponsor waived 2 months, or $20,000, of such administrative fees, and in 2023 our Sponsor waived 7 months, or $70,000, of such administrative fees.

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

On June 16, 2021 our Sponsor agreed to loan us up to $1,800,000 to be used for a portion of the expenses of the initial public offering. As of June 30, 2021, we borrowed $25,000 in funds (of up to $1,800,000 available to us) under the promissory note with our Sponsor to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the estimated $1,800,000 of offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions). The value of our Sponsor’s interest in this transaction corresponded to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or any affiliates of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital, if any, held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or any affiliates of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

During the year ended December 31, 2023, we entered into promissory notes with a related party for up to $600,000 and $17,935 to fund working capital. The Company was advanced $100,770 for the year ended December 31, 2023 for working capital purposes. Additionally, during the year ended December 31, 2023, and affiliate of the Sponsor loaned us $4,433,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination.

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

•

Payment to our Sponsor of $10,000 per month for each month of the Combination Period, for office space, utilities and secretarial and administrative support (except where waived as described above under Item 1 Business - Sources of Target Businesses);

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

•

Repayment of other non-interest bearing loans and advances which may be made by our Sponsor or any affiliates of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. As of December 31, 2023 the Company was loaned $4,853,225, $600,000 and $17,935 under three promissory notes. The Company was also advanced $100,770 as of December 31, 2023.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors previously determined that Mr. Feldott, Mr. Copley, and Mr. Reeves are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $113,300 and $80,656, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 11, 2021, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021)

3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023)

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024)

4.4	Warrant Agreement, dated November 11, 2021, between the Company and American Stock Transfer & Trust Company, LLC as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.1	Letter Agreement, dated November 11, 2021, among the Company and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.2	Investment Management Trust Agreement, dated November 11, 2021, between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.3	Registration and Stockholder Rights Agreement, dated November 11, 2021, by and among the Company, the Sponsor, and certain other security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.5	Administrative Support Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.6	Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark A. Michel (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.7	Indemnity Agreement, dated November 11, 2021, by and between the Company and Timothy J. Fisher (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.8	Indemnity Agreement, dated November 11, 2021, by and between the Company and Brian M. Feldott (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.9	Indemnity Agreement, dated March 30, 2023 by and between the Company and Ronald Copley (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.10	Indemnity Agreement, dated March 30, 2023, by and between the Company and Jason Reeves (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.11	Letter Agreement, dated March 30, 2023, among the Company, Ronald Copley, and the Sponsor (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.12	Letter Agreement, dated March 30, 2023, among the Company, Jason Reeves, and the Sponsor (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.13	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023)

10.14	Convertible Promissory Note, dated as of January 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 20, 2023), as amended by that Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on May 22, 2023)

10.15	Promissory Note, dated as of April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 14, 2023)

10.16	Promissory Note, dated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2023)

10.17	Promissory Note, dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 14, 2023)

10.18	Promissory Note, dated as of February 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021).

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021).

99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Rail and Resources Acquisition Corp.

Dated: April 16, 2024
	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Michel Mark A. Michel	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2024

/s/ Timothy J. Fisher Timothy J. Fisher	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 16, 2024

/s/ Brian M. Feldott Brian M. Feldott	Director	April 16, 2024

/s/ Ronald C. Copley Ronald C. Copley	Director	April 16, 2024

/s/ Jason C. Reeves Jason C. Reeves	Director	April 16, 2024

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Integrated Rail and Resources Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Integrated Rail and Resources Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before May 15, 2024, or up through November 15, 2024, provided necessary monthly extension deposits are made to the Company’s Trust Account. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 15, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 15, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
Hartford, CT
April
1
6
, 2024

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$189	$54,173
Prepaid Expenses and Other Assets	33,590	433,578

Total Current Assets	33,779	487,751
Investments Held in Trust Account	72,731,536	237,537,270

Total Assets	$72,765,315	$238,025,021

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts Payable	$—	$84,488
Accrued Expenses	700,664	597,250
Accrued Franchise Tax	80,000	70,685
Accrued Excise Tax	1,741,420	—
Income taxes payable	1,177,040	341,854
Advances from Related Parties	100,770	—
Note Payable—Sponsor	4,853,225	—
Note Payable—Related Party	600,000	—
Working Capital Loan—Related Party	17,935	—

Total Current Liabilities	9,271,054	1,094,277
Deferred Income Taxes	—	260,225
Warrant Liabilities	2,090,000	2,926,000
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	19,411,054	12,330,502

Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption. 6,489,246 and 23,000,000 Shares are at Redemption Value of approximately $11.01 and $10.31 per share at December 31, 2023 and 2022, respectively.	71,474,496	237,124,704
Stockholders’ Deficit:
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 6,489,246 and 23,000,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Preference Shares, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Accumulated Deficit	(18,120,810)	(11,430,760)

Total Stockholders’ Deficit	(18,120,235)	(11,430,185)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$72,765,315	$238,025,021

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
STATEMENT OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
EXPENSES
Operating and Formation Expenses	$1,391,654	$2,036,415

Loss from Operations	(1,391,654)	(2,036,415)
Other Income
Interest and Income Earned on Cash and Trust Investments	5,117,247	1,986,954
Unrealized gain on investments held in Trust	—	1,239,168
Change in fair value of warrant liabilities	836,000	8,996,400

Total Other Income, net	5,953,251	12,222,522

Income before provision for income taxes	4,561,593	10,186,107
Provision for income taxes	(1,018,482)	(602,079)

Net Income	$3,543,111	$9,584,028

Weighted Average Shares Outstanding of Class A redeemable Common Stock	11,900,601	23,000,000

Basic and Diluted Net Income per Share, Class A	$0.20	$0.33

Weighted Average Shares Outstanding of Class B non-redeemable Common Stock	5,750,000	5,750,000

Basic and Diluted Net Income per Share, Class B	$0.20	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(18,490,084)	$(18,489,509)
Proceeds from extension of business combination deadline from Sponsor	—	—	—	—	2,300,000	—	2,300,000
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	(2,300,000)	(2,524,704)	(4,824,704)
Net Income	—	—	—	—	—	9,584,028	9,584,028

Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Accrued Excise Tax on Common Stock Redemptions	—	—	—	—	—	(1,741,420)	(1,741,420)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(8,491,741)	(8,491,741)
Net Income	—	—	—	—	—	3,543,111	3,543,111

Balance - December 31, 2023	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
STATEMENT OF CASH FLOWS

	Year ended December 31	Year ended December 31
	2023	2022
Cash Flows from Operating Activities:
Net Income	$3,543,111	$9,584,028
Adjustments to reconcile net income to net cash used in operating activities:
Interest, dividends and realized gain earned on investment held in Trust Account	(5,117,247)	(1,986,491)
Unrealized Gain on Investments held in Trust Account	—	(1,239,168)
Deferred Income Taxes	(260,225)	260,225
Change in fair value of warrant liabilities	(836,000)	(8,996,400)
Changes in Operating Assets and Liabilities:
Prepaid Expenses	399,988	333,455
Accounts Payable	(84,488)	64,488
Accrued Expenses	103,414	536,750
Accrued Offering Costs	—	(36,352)
Accrued Franchise Tax	9,315	(91,009)
Income Taxes Payable	835,186	341,854
Due to Related Party	—	(12,494)

Net Cash Used in Operating Activities	(1,406,946)	(1,241,114)

Cash Flows from Investing Activities:
Transfer of Funds Held in Trust for Payment of Income Tax and Franchise Tax	634,257	291,009
Cash Deposited into Trust Account	(4,853,225)	—
Cash withdrawn from Trust Account in connection with redemption	174,141,949	—
Investment of cash in Trust Account	—	(2,300,000)

Net Cash Provided by (Used in) Financing Activities	169,922,981	(2,008,991)

Cash Flows from Financing Activities:
Advances from related party	100,770	—
Proceeds from promissory note - Sponsor	4,853,225	—
Proceeds from promissory note – Note Payable—Related Party	600,000	—
Proceeds from promissory note – Working Capital Loan—Related Party	17,935	—
Proceeds from extension of business combination deadline from Sponsor	—	2,300,000
Redemption of common stock	(174,141,949)	—

Net Cash (Used in) Provided by Financing Activities	(168,570,019)	2,300,000

Net decrease in Cash	(53,984)	(950,105)
Cash - Beginning of Period	54,173	1,004,278

Cash - End of Period	$189	$54,173

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$443,552	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Excise tax liability arising from redemption of Class A shares	$1,741,420	$—

Remeasurement of Common Stock Subject to Redemption	$8,491,741	$4,824,704

The accompanying notes are an integral part of these consolidated financial statements.

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
As of December 31, 2023, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through December 31, 2023 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.
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
On August 8, 2023, the Company held the Annual Meeting. Stockholders voted on the Second Extension Amendment Proposal and other proposals. The Second Extension Amendment Proposal permitted an extension of the date by which the Company has to consummate a business combination until February 15, 2024. If the Company is unable to complete a Business Combination by the applicable deadline or by February 15, 2024, (the “Combination Period”), (1) the Company effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from August 15, 2023 to September 15, 2023, and to allow the Company, without another stockholder vote, to further extend such date to consummate a business combination on a monthly basis up to five (5) times by an additional one (1) month each time after September 15, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, upon five days’ advance notice prior to the applicable deadline date, until February 15, 2024, or a total of up to six (6) months after August 15, 2023 (such date as previously extended), unless the closing of a business combination shall have occurred prior thereto.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

In connection with the vote on the extension Amendment at the Annual Meeting, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $79,652,874 (approximately $10.83 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, and as the filing of this report, the Company has 6,489,246 shares outstanding. The Sponsor deposited $140,000, monthly, from August 2023 to December 2023, as a sponsor loan into the Trust Account, further extending the deadline for an initial business combination from August 15, 2023, to December 15, 2023. During the period ended December 31, 2023, the Company has deposited a total of $4,853,225 for extension purposes.
On February 12, 2024 at a Special Meeting in Lieu of an Annual Meetings of Stockholders of the Company (the “Special Meeting”), the Company filed a Third Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on February 12, 2024 following stockholder approval of a proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the trust account (the “Trust Account”) $50,000 for such one-month
extension on or prior to February 15, 2024, and to allow the Company, without another stockholder vote, to further extend such date to consummate a business combination on a monthly basis up to eight (8) times by an additional one (1) month each time after March 15, 2024 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, upon five days’ advance notice prior to the applicable deadline date, until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month
extension on or prior to each applicable Deadline Date, unless the closing of a business combination shall have occurred prior thereto.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN –
Continued

On October 13 , 2023, November 15, 2023, December 15, 2023, and January 15, 2024 the Sponsor made deposits to the Trust Account of $140,000, respectively, further, on February 15, 2024, March 15, 2024 and April 15, 2024 the Sponsor made deposits to the trust account of $50,000 respectively to further extend the period to consummate the Business Combination to May 15, 2024 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination) (see Note 5).
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
Liquidity and Going Concern
At December 31, 2023, the Company had $189 in cash and $9,237,275 in working capital deficit.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting p eriod
.
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
Net Income Per Common Share
Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented. As of December 31, 2023 and 2022 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$2,388,879	$1,154,232	$7,667,222	$1,916,806
Denominator:
Basic and diluted weighted average common shares	11,900,601	5,750,000	23,000,000	5,750,000
Basic and diluted net income per common stock	$0.20	$0.20	$0.33	$0.33

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
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of December 31, 2023 and 2022, 6,489,246 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At December 31, 2023 and 2022, the Common Stock reflected in the balance sheets are reconciled in the following table:

Class A Common stock subject to possible redemption, December 31, 2021	$232,300,000

Plus:
Remeasurement of Class A common stock subject to possible redemption	4,824,704

Class A Common stock subject to possible redemption, December 31, 2022	$237,124,704

Less:
Redemption of Common Stock	(174,141,949)
Plus:
Remeasurement of Class A common stock subject to possible redemption	8,491,741

Class A Common stock subject to possible redemption, December 31, 2023	$71,474,496

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 10) and Private Placement Warrants was estimated using an independent third-party valuation.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2021 and 2022 tax years, which are the only periods subject to examination.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Continued

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU
2023-09”),
which will require the company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU
2023-09
will also require the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU
2023-09
will become effective for Annual periods beginning after December 15, 2024. The company is still reviewing the impact of ASU
2023-09.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.
Investments Held in Trust Account
As of December 31, 2023, the Company had $72,731,536 of Money Market Funds which are invested primarily in U.S. Treasury Securities and cash funds held in the Trust Account. During the year ended December 31, 2023, the Company used $634,257, of interest earned in the Trust Account to pay federal and state taxes. During the year ended December 31, 2023, the Company paid $174,141,949 from the funds held in Trust related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 and August 2023 to extend the business combination date.
As of December 31, 2022, the Company had $237,537,270 of treasury bills, mutual funds, and cash funds held in the Trust Account. During the year ended December 31, 2022, the Company used $291,009 of interest earned in the Trust Account to pay taxes.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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
Management has established a liability in the amount of $1,741,420 related to the excise tax included in current liabilities on the Company’s balance sheets as of December 31, 2023.
The Company confirms that when the extension is implemented, it will not withdraw any funds from the trust account, including interest earned on the funds held in the trust account, to pay for the 1% excise tax that may become due under the IR Act.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 5 – RELATED PARTY TRANSACTIONS –
Continued
Related Party Loans – continued

On January 12, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC (“Note Payable-Related Party”), a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note Payable-Related Party was due and payable in full on the earlier of September 15, 2023 and the date on which the Company consummated an initial business combination. Pursuant to the terms of such note, Trident Point 2 has the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO. As of the date of this report, the Company has borrowed $600,000 on the promissory note. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January
1
2, 2023, to Trident Point 2, LLC removing the warrant conversion feature from the promissory note and revising the maturity date so that all unpaid principal under the Note Payable-Related Party will be due and payable in full on December 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation) in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate a Business Combination and the date on which the Company consummates an initial business combination.
On April 13, 2023, The Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on December 15, 2023 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination) and the date on which the Company consummated the Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial business combination pursuant to the Amended and Restated Certificate of Incorporation. As of December 31, 2023 the Company may still draw $3,546,775 on the note.
In connection with the loans mentioned above, the sponsor made six monthly deposits to the Trust Account of $692,204 from February 2023 through July 2023. Additionally, they made six monthly deposits of $140,000 to the Trust Account during August 2023, September 2023, October 2023, November 2023, December 2023 and January 2024 into the Trust Account to extend the deadline for consummating a business combination to February 15, 2024 under the Note Payable-Sponsor. Subsequent to these financial statements, the Sponsor made deposits to the Trust Account of $50,000 during February 2024, March 2024 and April 2024, respectively, to further extend the period to consummate the Business Combination to May 15, 2024 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination).
On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial business combination for the Company. No interest shall accrue on the unpaid principal balance of this Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) February 15, 2024 (or such later extension date permitted by the Amended and Restated Certificate of Incorporation) in the event the stockholders of the Company approve a further amendment to the Amended and Restated Certificate of Incorporation to extend the period to consummate the Business Combination) and (ii) the date on which the Company consummates the Business Combination.
During December 2023, the Sponsor of the Company paid operating expenses on behalf of the Company totaling $110,770. These amounts were reflected on the balance sheets Advances from Related Parties. The advances were non-interest bearing
and are payable on demand. As of December 31, 2023 and 2022, the Company had an outstanding balance under advances from related parties of $110,770 and $0, respectively.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 5 – RELATED PARTY TRANSACTIONS –
Continued

Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination and the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the year ended December 31, 2023, the Company recorded $120,000, related to the administrative services agreement included in Operating Expenses on the Statement of Operations. For the year ended December 31, 2022, the Company recorded $100,000, related to the administrative services agreement included in Operating Expenses on the Statement of Operations. During the years ended December 31, 2023 and 2022, the Sponsor waived 7 months, or $70,000, of administrative fees and 2 months, or $20,000, of administrative fees, respectively.

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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
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
Investment Banking Advisory Agreement
The Company has entered into an investment banking advisory services agreement pursuant to which fees will be paid upon the closing of an acquisition during the term of the agreement through 24 months after the termination of the agreement. Fees will be charged at the greater of $4,250,000 or up to 0.65% of the acquisition value if the acquisition value exceeds $900 million. The investment banking advisory fees are contingent on both the consummation and the specific terms of an initial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the financial statements.

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
NOTE 8 – INCOME TAX
The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	12/31/2023	12/31/2022
Federal
Current expense/(benefit)	$1,278,707	$341,854
Deferred expense/(benefit)	(496,333)	48,264
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	236,108	211,961

Income tax provision expense/(benefit)	$1,018,482	$602,079

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 8 – INCOME TAX -
Continued

The Company’s net deferred tax assets are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Deferred tax assets (liability)
Net operating loss carryforward	$—	—
Startup/Organization Expenses	538,717	302,609
Stock – based compensation	—	—
Unrealized gain/loss – Trust	—	(260,225)
Business combination expenses	—	—

Total deferred tax Assets	538,717	42,384
Valuation Allowance	(538,717)	(302,609)

Deferred tax asset (liability), net of allowance	$—	(260,225)

As of December 31, 2023 and 2022, the Company had no U.S. federal net operating loss carryovers available to offset taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in valuation allowance was $211,961. For the year ended December 31, 2023, the change in valuation allowance was $236,108.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
Business Combination Costs	0.00%	1.38%
Permanent Difference - Change in FV of Warrant	-3.80%	-18.55%
Valuation allowance	5.20%	2.08%

Income tax provision	22.40%	5.91%

The Company files tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.
NOTE 9 – STOCKHOLDERS’ DEFICIT
Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023, there were 6,489,246 shares of Class A common stock issued and outstanding, including 6,489,246 subject to possible redemption. At December 31, 2022, there were 23,000,000 shares of Class A common stock issued or outstanding, including 23,000,000 shares of Class A common stock subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 31, 2023 and 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, respectively, so that the Initial Stockholders and anchor investors collectively own 100% of the Company’s issued and outstanding shares of Class B common stock and 20% of all of the Company’s issued and outstanding common stock.
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
NOTE 9 – STOCKHOLDERS’ DEFICIT –
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
Preferred Shares
— The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.
NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust—Money Market Funds which are primarily invest in U.S. Treasury securities	$72,731,536	$72,731,536	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,150,000	$1,150,000	$—	$—
Warrant Liability—Private Placement Warrants	940,000	—	—	940,000

Total Warrant Liabilities	$2,090,000	$1,150,000	$—	$940,000

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust—US Treasury Fund	$237,537,270	$237,537,270	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,610,000	$1,610,000	$—	$—
Warrant Liability—Private Placement Warrants	1,316,000	—	—	1,316,000

Total Warrant Liabilities	$2,926,000	$1,610,000	$—	$1,316,000

As of December 31, 2023 and 2022, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The Company transferred public warrants from Level 3 to Level 1 during the year ended December 31, 2022, as they began actively trading on January 3, 2022.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 10 – FAIR VALUE MEASUREMENTS –
Continued

The Private Placement Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
At December 31, 2023 and 2022, the Company utilized an independent third party to value the Public and Private Warrants based upon a binomial options pricing model using Level 3 inputs. As of December 31, 2022, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs), and an independent third party to value the private warrants with a binomial options pricing model (Level 3 inputs). The changes in fair value are recognized in the statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

	At December 31, 2023	At December 31, 2022
Share Price	$10.99	$10.30
Exercise Price	$11.50	$11.50
Years to Expiration	5.13	5.13
Volatility	2.6%	3.40%
Risk-Free Rate	3.77%	3.91%
Dividend Yield	0.00%	0.00%
Fair Value of warrants	$0.10	$0.140
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair Value at January 1, 2023	$1,316,000
Change in Fair Value	(376,000)
Fair Value at December 31, 2023	$940,000
Investments Held in Trust
At December 31, 2022, the Company held $237,537,270 of Investments in the Trust Account at fair value in United States Treasury Bills. At December 31, 2023, the Company held $72,731,536 of Money Market Funds which are invested primarily in U.S. Treasury Securities . The assets held in the Trust Account at December 31, 2023 and 2022 within the balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial business combination for the Company, including without limitation both the daily operations of the Corporation prior to an initial business combination and potential monthly extensions to the time period for the Corporation to enter into and complete an initial business combination. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial business combination.
On January 31, 2024, the record date for the Special Meeting held on February 12, 2024, there were 12,239,246 shares of Class A common stock and Class B common stock of the Company (collectively, the “common stock”) entitled to be voted at the Special Meeting. At the Special Meeting, 9,014,542 shares of common stock of the Company or 73.65% of the shares entitled to vote at the Special Meeting were represented in person or by proxy. Stockholders voted on the Third Extension Amendment Proposal, the Director Proposal, the Auditor Proposal and the Adjournment Proposal. In connection with the vote on the Third Extension Amendment Proposal at the Special Meeting, stockholders holding a total of 4,573,860 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $50,312,460 (approximately $11.00 per share) will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company will have 7,665,386 shares outstanding, between Class A and Class B Common Stock.
On March 11, 2024, the Company, received correspondence from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) indicating that the Staff has determined to commence proceedings to delist the Company’s Class A common stock, par value $0.0001 per share, units, each consisting of one share of Class A Common Stock and one-half
of one redeemable warrant, with each warrant exercisable for one share of Class A Common Stock of the Company and Warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.
The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. Application to the Securities and Exchange Commission to delist the Company’s Class A Common Stock, Units, and Warrants is pending, subject to the completion of all applicable procedures, including any appeal by the Company of the Staff’s decision.
On March 26, 2023 our securities were delisted from the NYSE. Effective as of March 12, 2024, our securities may be quoted and traded in the over-the-counter
(OTC Pink) market.