Form 10-Q
period 2024-03-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2024-10-31
CIK 1854795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	OTC Pink: IRRXU	N/A
Class A common stock, par value $0.0001 per share	OTC Pink: IRRX	N/A
Redeemable warrants	OTC Pink: IRRXW	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
As of October 31, 2024, there were
1,915,386 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash	$2,079	$189
Prepaid Expenses and Other Assets	—	33,590

Total Current Assets	2,079	33,779
Investments Held in Trust Account	23,333,333	72,731,536

Total Assets	$23,335,412	$72,765,315

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$731,632	$700,664
Accrued Franchise Tax	119,459	80,000
Accrued Excise Tax	2,251,177	1,741,420
Income taxes payable	1,334,844	1,177,040
Redemptions payable	395,138	—
Advances from Related Parties	100,770	100,770
Note Payable—Sponsor	5,093,225	4,853,225
Note Payable—Related Party	770,000	600,000
Working Capital Loan—Related Party	17,935	17,935

Total Current Liabilities	10,814,180	9,271,054
Warrant Liabilities	41,800	2,090,000
Deferred Underwriting Fee Payable	8,050,000	8,050,000

Total Liabilities	18,905,980	19,411,054
Commitments and Contingencies
Class A Common Stock Subject to Possible Redemption. 1,915,386 and 6,489,246 Shares are at Redemption Value of approximately $11.26 and $11.01 per share at March 31, 2024 and December 31, 2023, respectively.	21,558,347	71,474,496
Stockholders’ Deficit:
Preferred Stock, $0.0001 Par value; 1,000,000 Shares Authorized, No Shares Issued or Outstanding	—	—
Class A Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized, No Shares Issued and Outstanding (Excluding 1,915,386 and 6,489,246 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively).	—	—
Class B Common Stock, $0.0001 Par Value; 10,000,000 Shares Authorized; 5,750,000 Shares Issued and Outstanding	575	575
Accumulated Deficit	(17,129,490)	(18,120,810)

Total Stockholders’ Deficit	(17,128,915)	(18,120,235)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$23,335,412	$72,765,315

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three Months Ended
	March 31, 2024	March 31, 2023
EXPENSES
Operating expenses	$272,128	$450,901

Loss from Operations	(272,128)	(450,901)
Other Income (Expense)
Interest and income earned on Cash and Trust Investments	674,258	1,504,345
Unrealized gain on investments held in Trust	—	231,189
Change in fair value of warrant liabilities	2,048,200	(3,344,000)

Total Other Income (Expense), net	2,722,458	(1,608,466)
Income (loss) before provision for income taxes	2,450,330	(2,059,367)
Provision for income taxes	(157,804)	(353,951)

Net Income (Loss)	$2,292,526	$(2,413,318)

Weighted Average Shares Outstanding of Class A redeemable Common Stock	3,875,612	17,753,350

Basic and Diluted Net Income (Loss) per Share, Class A	$0.24	$(0.10)

Weighted Average Shares Outstanding of Class B non-redeemable Common Stock	5,750,000	5,750,000

Basic and Diluted Net Income (Loss) per Share, Class B	$0.24	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)
Accrued Excise Tax on Common Stock Redemptions	—	—	—	—	—	(509,757)	(509,757)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(791,449)	(791,449)
Net Income	—	—	—	—	—	2,292,526	2,292,526

Balance – March 31, 2024	—	$—	5,750,000	$575	$—	$(17,129,490)	$(17,128,915)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Net Loss	—	—	—	—	—	(2,413,318)	(2,413,318)
Remeasurement of Common Stock Subject to Redemption	—	—	—	—	—	(1,409,451)	(1,409,451)
Accrued Excise Tax on Common Stock Redemptions	—	—	—	—	—	(944,891)	(944,891)

Balance—March 31, 2023	—	$—	5,750,000	$575	$—	$(16,198,420)	$(16,197,845)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net Income (Loss)	$2,292,526	$(2,413,318)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Reinvested dividends on Funds held in Trust Account	—	(383,720)
Unrealized gain on investments held in Trust Account	—	(231,189)
Interest and income earned on Cash and Trust Investments	(674,257)	(1,120,625)
Deferred income taxes	—	(211,676)
Change in fair value of warrant liabilities	(2,048,200)	3,344,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	33,590	83,897
Accounts payable and accrued expenses	30,968	(148,687)
Accrued franchise tax	39,459	(20,685)
Income tax payable	157,804	565,627

Net Cash Used in Operating Activities	(168,110)	(536,376)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(240,000)	—
Cash withdrawn from Trust Account for payment to redeeming stockholders	50,312,460	94,489,075
Transfer of funds held in Trust Account for payment of taxes	—	70,735

Net Cash Provided by Investing Activities	50,072,460	94,559,810

Cash Flows from Financing Activities:
Proceeds from promissory note—Sponsor	240,000	—
Proceeds from Note Payable—Related Party	170,000	600,000
Payment to redeeming stockholders	(50,312,460)	(94,489,075)

Net Cash Used in Financing Activities	(49,902,460)	(93,889,075)

Net Increase in Cash	1,890	134,359
Cash—Beginning of Period	189	54,173

Cash—End of Period	$2,079	$188,532

Supplemental Disclosure of Non - cash Investing and Financing Activities:
Remeasurement of Common Stock Subject to Redemption	$791,449	$1,409,451

Payable to redeeming shareholders	$395,138	$—

Accrued excise tax on common stock redemptions	$509,757	$944,891

Sponsor loan deposited into Trust Account for purchase of extensions	$—	$1,384,408

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)
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
As of March 31, 2024, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through March 31, 2024 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to DHIP Natural Resources Investments, LLC (“Sponsor”), generating gross proceeds of $9,400,000, which is described in Note 3.
If the Company is unable to complete a Business Combination, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Following the closing of the IPO on November 16, 2021, management agreed that an amount equal to at least $10.10 per Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, would be held in a trust account (“Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.
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
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the combination period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the combination period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the combination period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account.
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
Trust Extensions
Initially,

the Company had
12
months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022).
Additionally,
 the Company
was
entitled to extend the period of time to consummate a Business Combination up to two times by an additional three months
each time (for a total of up to
18
 months to complete a Business Combination) by depositing into the
T
rust
A
ccount maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $
0.10
per unit sold to the public in the IPO, $
2,300,000
, for each such three-month extension (
that would result
in a total deposit of $
10.30
per public share sold in the event
both
extensions were elected or an aggregate of $
4,600,000
)
. Public stockholders were not entitled to vote on or redeem their shares in connection with any such extension. In November 2022, the Sponsor deposited $
2,300,000
into the
T
rust
A
ccount, to extend the deadline for an initial
B
usiness
C
ombination three months to February 2023. In lieu of a second $
2,300,000
extension payment for a three month extension to May 2023, a
s
pecial meeting
of
stockholders was held in February 2023 that resulted in an extension of the deadline to complete an initial Business Combination to March 15, 2023 and allowed the Company to further extend the date to consummate a Business Combination on a monthly basis up to five (5) times by an additional one month through September 15, 2023.
In connection with the vote on the extension Amendment at the Special Meeting, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s Trust Account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the Trust Account to pay such holders in February 2023.
On August 8, 2023, the Company held its Annual Meeting of Stockholders whereby the stockholders approved the second extension amendment proposal permitting an extension of the date by which the Company has to consummate a Business Combination until February 15, 2024, subject to monthly extension deposits of $140,000, which were made in August 2023 through January 2024.

In connection with the vote on the extension Amendment at the Annual Meeting of Stockholders, stockholders holding a total of
7,354,836

shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $
79,652,874 (approximately $10.83
 per share) was removed from the Company’s Trust Account to pay such holders in August 2023.
On
 February 12, 2024 at a
s
pecial
m
eeting in
l
ieu of an
a
nnual
m
eetings of
s
tockholders of the Company (the “February 2024
Special Meeting”), stockholders approved a third extension Amendment Proposal
(the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial
B
usiness
C
ombination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the trust account (the “Trust Account”) $50,000 for such one-month
extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a
B
usiness
C
ombination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the Company’s board of directors (the “Board”), until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month
extension on or prior to each applicable Deadline Date, unless the closing of a
B
usiness
C
ombination shall have occurred prior thereto.
In connection with the vote on the
third extension amendment proposal
at the
February 2024

Special Meeting, stockholders holding a total of 4,573,860 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $50,312,460 (approximately $11.00 per share) was removed from the Company’s Trust Account to pay such holders. In association with the February 2024 redemptions, the Company inadvertently underpaid the redeeming shareholders $395,138 or approximately $0.09 per share. On September
24
, 2024, the February 2024 redeeming shareholders were paid the additional $395,138 due them. Following the Company’s redemptions, the Company has an aggregate of

7,665,386
Class A and Class B Common Stock shares outstanding.
Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form
10-Q,
the Company has deposited an aggregate of $3,310,000
in the Trust Account to extend the period to consummate a Business Combination to
Novem
ber 15, 2024 including $240,000 and $0 during the three months ended March 31, 2024 and 2023, respectively.
Promissory Notes
On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial business combination for the Company, including without limitation both the daily operations of the Corporation prior to an initial business combination and potential monthly extensions to the time period for the Corporation to enter into and complete an initial business combination. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination (Note 4).
NYSE Delisting
On March 11, 2024, the Company, received correspondence from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) indicating that the Staff has determined to commence proceedings to delist the Company’s Class A common stock, par value $
0.0001
per share, units,
each consisting of one share of Class A common stock and
one-half
of one redeemable warrant, with each warrant exercisable for one share of Class A common stock of the Company and Warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive
30
trading day period of at least $
40,000,000
.
On March 11, 2024 the Company’s securities were delisted from the NYSE and effective March 12, 2024, the Company’s securities were available for trading in the over-the-counter
(OTC Pink) market.
Proposed Business Combination
Merger Agreement
On August 12, 2024, the Company (“SPAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) SPAC, (ii) Uinta Integrated Infrastructure Inc., a Delaware corporation (“Holdings”), (iii) Uinta Integrated Infrastructure Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) RR Integration Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings (“SPAC Merger Sub”), (v) RRG Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings (“Company Merger Sub,” and together with SPAC Merger Sub, the “Merger Subs”); the Merger Subs, SPAC, Lower Holdings and Holdings are collectively referred to herein as the “SPAC Parties”), (vi) Tar Sands Holdings II, LLC, a Utah limited liability company (“TSH Company”), and (vii) Endeavor Capital Group, LLC (the “Company Member Representative”) (each entity named in (i) through (vii) above, a “Party,” and collectively, the “Parties”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (1) SPAC Merger Sub will merge with and into SPAC, with SPAC continuing as the surviving entity and a wholly owned subsidiary of Holdings (the “SPAC Merger”) and with the security holders of SPAC receiving substantially equivalent securities of Holdings and (2) Company Merger Sub will merge with and into TSH Company, with TSH Company continuing as the surviving entity and a wholly owned subsidiary of Lower Holdings (the “Company Merger,” and together with the SPAC Merger, the “Mergers”) and with the members of TSH Company receiving cash (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “proposed Business Combination”). The board of directors of SPAC (the “SPAC Board”) unanimously approved the Merger Agreement and the Mergers and resolved to recommend the approval and adoption of the Merger Agreement and the proposed Business Combination by the stockholders of SPAC. The proposed Business Combination is expected to be consummated after obtaining the required approvals by the stockholders of SPAC and the Requisite Members (as defined in the Merger Agreement) of TSH Company and the satisfaction of certain other customary closing conditions.
Merger Consideration / Treatment of Securities
Effect of Company Merger on Issued and Outstanding Company Membership Interests and Limited Liability Company Interests of Company Merger. At the Effective Time (as defined in the Merger Agreement), by virtue of the Company Merger, and without any action on the part of any Party or any action on the part of the holders of securities of any Party, among other things:
(i)  Each issued and outstanding Company Membership Interest (as defined in the Merger Agreement) (other than the Rollover Interests (as defined in the Merger Agreement)) shall be converted automatically into, and thereafter represent, the right to receive, and the holder of such Company Membership Interest shall be entitled to receive the Company Merger Consideration (as defined in the Merger Agreement).
(ii)  All of the limited liability company interests of Company Merger Sub that are issued and outstanding immediately prior to the Effective Time shall thereupon be converted into and become one Surviving Company Unit (as defined in the Merger Agreement).
Effect of SPAC Merger on Issued and Outstanding Securities of SPAC and SPAC Merger Sub
By virtue of the SPAC Merger and without any action on the part of any Party or any action on the part of the holders of securities of any Party:
(i)  Immediately prior to the Effective Time, every issued and outstanding unit of SPAC (“SPAC Unit”) (each SPAC Unit consisting of one share of Class A common stock of SPAC, par value $0.0001 per share (“SPAC Class A Common Stock”) and one-half of one whole warrant entitling the holder to purchase one share of SPAC Class A Common Stock for $11.50 per share (each such whole warrant, a “SPAC Public Warrant”)), shall be automatically separated and the holder thereof shall be deemed to hold one share of SPAC Class A Common Stock and one-half of one SPAC Public Warrant in accordance with the terms of the applicable SPAC Unit.
(ii)  Each share of SPAC Class A Common Stock and Class B common stock of SPAC, par value $0.0001 per share (together with SPAC Class A Common Stock, “SPAC Common Stock”) issued and outstanding as of the Effective Time shall, at the Effective Time, be converted automatically into and thereafter represent the right to receive one share of Class A common stock of Holdings, par value $0.0001 per share (“Holdings Class A Common Stock”), following which all shares of SPAC Common Stock shall cease to be outstanding and shall automatically be canceled and shall cease to exist. The holders of shares of SPAC Common Stock outstanding immediately prior to the Effective Time shall cease to have any rights with respect to such shares, except as provided by the Merger Agreement.
(iii)  At the Effective Time, each issued and outstanding SPAC Public Warrant shall be converted into one warrant, entitling the holder to purchase one share of Holdings Class A Common Stock for $11.50 per share (“Holdings Public Warrant”), of like tenor. The SPAC Public Warrants shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. Each of the Holdings Public Warrants shall have, and be subject to, substantially the same terms and conditions applicable to the SPAC Public Warrants, except as set forth in the Merger Agreement. At or prior to the Effective Time, the Parties shall take all corporate action necessary to reserve for future issuance and shall maintain such reservation for so long as any of the Holdings Public Warrants remain outstanding, a sufficient number of shares of Holdings Class A Common Stock for delivery upon the exercise of such Holdings Public Warrants.

(iv)  At the Effective Time, if there are any shares of capital stock of SPAC that are owned by SPAC as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or consideration therefor.
(v)  At the Effective Time, each share of common stock of SPAC Merger Sub outstanding immediately prior to the Effective Time shall be converted into an equal number of shares of common stock of SPAC as the surviving corporation after the SPAC Merger (the “SPAC Surviving Subsidiary”), with the same rights, powers and privileges as the shares so converted, and such shares shall constitute the only outstanding shares of capital stock of SPAC Surviving Subsidiary.
Effect of Mergers on Issued and Outstanding Securities of Holdings
At the Effective Time, by virtue of the Mergers and without any action on the part of any Party or any action on the part of the holders of securities of any Party, all of the shares of Holdings issued and outstanding immediately prior to the Effective Time (other than the Company Common Stock Consideration and the Company Convertible Preferred Stock Consideration (as each are defined in the Merger Agreement)) shall be canceled and extinguished without any conversion thereof or consideration therefor.
Representations and Warranties; Covenants
The Merger Agreement contains representations, warranties and covenants of the Parties that are customary for transactions of this nature. The representations and warranties of the Parties will not survive the closing of the Mergers (the “Closing”). The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the Parties and are subject to important qualifications and limitations agreed to by the Parties in connection with negotiating the Merger Agreement. The representations, warranties and covenants in the Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly, and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the Parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates.
Conditions to Each Party’s Obligations
The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions by the Parties thereto, including, among others:
(i)  if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
(ii)  the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions;
(iii)  the effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to registration of the offer and sale of the shares of Holdings Common Stock and Holdings Public Warrants to be issued in connection with the Business Combination;
(iv)  the approval by the stockholders of SPAC of certain proposals relating to the Merger Agreement and the Business Combination (the “SPAC Stockholder Approval”);
(v)  the execution of the Shell Commitment Agreement (as defined in the Merger Agreement) by the parties thereto;
(vi)  the Available Closing Date Cash (as defined in the Merger Agreement) being not less than $
44,000,000;
(vii)  solely with respect to TSH Company, among others conditions: (a) certain representation and warranties of TSH Company being true and correct in all material respects, to applicable standards; (b) each of the agreements and covenants of TSH Company having been performed or complied with in all material respects; (c) the delivery by TSH Company to SPAC of a closing certificate; (d) irrevocable written consents of TSH Company Manager (as defined in the Merger Agreement) and the Requisite Members, in favor of the approval and adoption of the Merger Agreement and the Mergers and the other transactions contemplated by the Merger Agreement (the “Written Consent”); and (e) the execution and delivery of certain Ancillary Agreements (as defined in the Merger Agreement); and
(viii)  solely with respect to SPAC, among others conditions: (a) certain representation and warranties of SPAC being true and correct in all material respects, to applicable standards; (b) each of the agreements and covenants of SPAC having been performed or complied with in all material respects; (c) the delivery by SPAC to TSH Company of a closing certificate; (d) the execution and delivery of certain Ancillary Agreements (as defined in the Merger Agreement); (e) receipt of approval for listing on the NYSE, NASDAQ, or NYSE American of Holdings Class A Common Stock and Holdings Public Warrants; and (f) the resignation or removal of the officers and directors of SPAC.
Termination
The Merger Agreement may be terminated at any time prior to the Closing,
(i)  by mutual written consent of the Company and SPAC;
(ii)  by either TSH Company or SPAC if the Effective Time shall not have occurred prior to December 31, 2024, provided that the Party seeking termination, either directly or indirectly through its Affiliates, is not in breach or violation of any representation, warranty, covenant, agreement or obligation contained herein and such breach or violation is the principal cause of the failure of a closing condition;
(iii)  by either TSH Company or SPAC if any Governmental Authority (as defined in the Merger Agreement) shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) that has become final and non-appealable and has the effect of making consummation of the proposed Business Combination, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the proposed Business Combination;

(iv)  by SPAC if TSH Company shall have failed to deliver the PCAOB Financials (as defined in the Merger Agreement) to SPAC within sixty days after the date of the Merger Agreement;
(v)  subject to certain conditions and limitations set forth in the Merger Agreement, by SPAC upon a breach of any representation, warranty, covenant or agreement on the part of TSH Company and its subsidiaries (the “Group Companies”) set forth in the Merger Agreement, or if any representation or warranty of the Group Companies shall have become untrue;
(vi)  subject to certain conditions and limitations set forth in the Merger Agreement, by TSH Company upon a breach of any representation, warranty, covenant or agreement on the part of the SPAC Parties set forth in the Merger Agreement, or if any representation or warranty of the SPAC Parties shall have become untrue; or
(vii)  by written notice from either TSH Company or SPAC to the other if either the Written Consent or the SPAC Stockholder Approval is not obtained.
If the Merger Agreement is validly terminated, no party thereto will have any liability or any further obligation to any other party under the Merger Agreement, with certain limited exceptions, including liability for any intentional and willful breach of the Merger Agreement.
Ancillary Agreements
Support Agreements
Concurrently with the execution and delivery of the Merger Agreement, (i) the Sponsor entered into a support agreement with the other parties thereto (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and certain other parties thereto agreed to vote their respective shares in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement, and (ii) certain holders of Company Membership Interests entered into a support agreement (the “Company Support Agreement”), pursuant to which, among other things, such holders agreed not to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify, the recommendation of the Company Manager in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement.
Registration Rights Agreement
In connection with the Closing, Holdings, Sponsor, and certain TSH Company equityholders will enter into a registration rights agreement in a form reasonably satisfactory to the Parties, pursuant to which, among other things, Holdings will agree to provide certain TSH Company equityholders with certain rights relating to the registration for resale of the Holdings securities that they will receive in connection with the Mergers.
Warrant Amendment
In connection with the SPAC Merger, Holdings, SPAC, and the transfer agent for the SPAC Public Warrants will enter into an amendment to the agreement governing such warrants (the “Warrant Amendment”) in a form reasonably satisfactory to the Parties, which will govern the terms and conditions of the Holdings Public Warrants.
Litigation
On September 6, 2024, Tyr Energy Utah Logistics, LLC (“Tyr Energy”) filed suit in the County Court at Law, Number 1, Nueces County, Texas against the Company, the Sponsor and certain affiliates of the Sponsor, asserting claims for breach of and tortious interference with a non-disclosure and non-circumvention agreement in connection with the public announcement of the proposed Business Combination, for which Tyr Energy seeks a temporary restraining order and temporary injunction. The Sponsor and its affiliates have specially appeared to dispute specific personal jurisdiction, and all defendants, including the Company, vehemently dispute liability and intend to vigorously defend against Tyr Energy’s claims.
Liquidity and Going Concern
At March 31, 2024, the Company had $2,079 in cash and $10,812,101 in working capital deficit.
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
for the year ended December 31, 2023 as filed with the SEC on April 17, 2024 which contains the audited financial statements and notes thereto.
The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

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
Net Income Per Common Stock
Net income per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating net income per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common stock as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented. As of March 31, 2024 and 2023 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –CONTINUED

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$932,052	$1,369,474	$(1,822,909)	$(590,409)
Denominator:
Basic and diluted weighted average common stock outstanding	3,875,612	5,750,000	17,753,350	5,750,000
Basic and diluted net income (loss) per common stock	$0.24	$0.24	$(0.10)	$(0.10)
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.
At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of March 31, 2024 and December 31, 2023, 1,915,386 and 6,489,246 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At March 31, 2024 and December 31, 2023, the Common Stock reflected in the balance sheets are reconciled in the following table:

Class A Common stock subject to possible redemption	Shares	Amount
December 31, 2022	23,000,000	$237,124,704
Less:
Redemption of Common Stock	(16,510,754)	(174,141,949)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	8,491,741

December 31, 2023	6,489,246	$71,474,496
Less:
Redemption of Common Stock	(4,573,860)	(50,312,460)
Payable to redeeming shareholders	—	(395,138)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	791,449

March 31, 2024	1,915,386	$21,558,347

1
2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –CONTINUED

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 8) and Private Placement Warrants was estimated using an independent third-party valuation.
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
See Note 8 for additional information on assets and liabilities measured at fair value.

1
3

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –CONTINUED

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
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Our effective tax rates were 6.4% and (17.2)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21
% for the three months ended March 31, 2024 and 2023, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets and prior year true-ups.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2024.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and the Company recognized $68,792 in accrued interest and penalties
a
t
March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2021 and 2022 tax years, which are the only periods subject to examination.

1
4

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –CONTINUED

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),which will require the company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The company is still reviewing the impact of ASU 2023-09.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.
Investments Held in Trust Account
As of March 31, 2024, the Company had $23,333,333 of Money Market Funds which are invested primarily in U.S. Treasury Securities and cash funds held in the Trust Account. During the period ended March 31, 2024, the Company made no withdrawals from the Trust Account to pay federal and state taxes. During the period ended March 31, 2024, the Company deposited $240,000 from the funds held in the Trust Account as required to extend the Business Combination date. Additionally, since March 31, 2024, to the filing of this Form
10-Q,
the Company has made an additional $
100,000
in deposits in the Trust Account to extend the period to consummate the Business Combination to
November
 15, 2024. During the three months ended March 31, 2023, the Company was not required to make any extension deposits to the Trust Account, and did not make any withdrawals from the Trust Account to pay federal
or
state taxes.
As of December 31, 2023, the Company had $72,731,536
of Money Market Funds which were invested primarily in U.S. Treasury Securities and cash funds held in the Trust Account. During the year ended December 31, 2023, the Company withdrew
$634,257 of interest earned in the Trust Account to pay federal and state taxes. During the year ended December 31, 2023, the Company paid $174,141,949 from the funds held in Trust related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 and August 2023 to extend the Business Combination date.
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
In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.
Management has established a liability in the amount of $2,251,177 and $1,741,420 related to the excise tax included in current liabilities on the Company’s balance sheets as of March 31, 2024 and December 31, 2023, respectively.

1
5

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 3 – PRIVATE PLACEMENT
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
NOTE 4 – RELATED PARTY TRANSACTIONS
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
The Company determined the fair value of the share-based compensation related to the transfer of interests in the Sponsor (that corresponded to Founder Shares), to the independent director nominees, based on assumptions including the probability of an acquisition, an estimated date of acquisition, the risk free rate on the acquisition date, a discount for a lack of marketability and other variables. The value of the share based compensation was $667,250 based on grant date fair value estimates of $6.63 and $6.80 at April 5, 2021 and March 7, 2022, respectively.

1
6

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – CONTINUED

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
The holders of the Founder Shares have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property.
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
On January 12, 2023, the Company issued an unsecured promissory note to Trident Point 2, LLC (“Note Payable-Related Party”), a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note Payable-Related Party was due and payable in full on the date on which the Company consummated an initial Business Combination. Pursuant to the terms of such note, Trident Point 2 had the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 12, 2023, to Trident Point 2, LLC removing the warrant conversion feature from the promissory note.
On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC (“Trident”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. At March 31, 2024 and December 31, 2023, the Company reported $770,000 and $600,000, respectively, as Note Payable – Related Party on the condensed balance sheet for the promissory notes to Trident.
On April 13, 2023,
t
he Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of March 31, 2024 and December 31, 2023, the Company has borrowed $5,093,225 and $4,853,225 under the Note Payable—Sponsor.

1
7

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – CONTINUED

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full the date on which the Company consummates an initial Business Combination. At March 31, 2024 and December 31, 2023, the Company reported $17,935 as Working Capital Loan – Related Party on the condensed balance sheet
A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the balance sheet as Advances from Related Parties. The advances are non-interest bearing
and are payable on demand. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance under advances from related parties of $100,770.
Administrative Services Agreement
The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee reviews on a quarterly basis all payments made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three months ended March 31, 2024 and 2023, the Company recorded $30,000, related to the administrative services agreement included in operating expenses on the statement of operations. At March 31, 2024 and December 31, 2023, the Company owed $30,000 and $0 as reported in accrued expenses on the balance sheet.
NOTE 5 – COMMITMENTS & CONTINGENCIES
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
8

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 5 – COMMITMENTS & CONTINGENCIES – CONTINUED

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
NOTE 6 – WARRANT LIABILITIES
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

1
9

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 6 – WARRANT LIABILITIES – CONTINUED

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
NOTE 7 – STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 1,915,386 and 6,489,246 shares of Class A common stock issued and outstanding, including 1,915,386 and 6,489,246 subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 31, 2024 and December 31, 2023, there were 5,750,000 shares of Class B common stock issued and outstanding.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 7 – STOCKHOLDERS’ DEFICIT – CONTINUED

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
NOTE 8 – FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities
that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2024	Fair Value
	Level 1	Level 2	Level 3
Description
Assets
Investments held in Trust	$23,333,333	$—	$—
Liabilities
Warrant Liability—Public Warrants	$—	$23,000	$—
Warrant Liability—Private Placement Warrants	$—	$—	$18,800

December 31, 2023	Fair Value
	Level 1	Level 2	Level 3
Description
Assets
Investments held in Trust	$72,731,536	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,150,000	$—	$—
Warrant Liability—Private Placement Warrants	$—	$—	$940,000
As of March 31, 2024 and December 31, 2023, the Company’s Public Warrants were traded on a market exchange. At December 31, 2023, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs). At March 31, 2024, the Company utilized quoted active market exchange trade pricing to value the Public Warrants, however, there was insufficient trading activity for the Public Warrants valuations to be classified as Level 1 and were thus classified as Level 2. At March 31, 2024, the Company determined the Private Warrants were equivalent to the Public Warrants based on the de minimus valuation and commonalities in the terms and conditions of the Public and Private Warrants. As such, the value of the Public Warrants was used to determine the value of the Private Warrants. However, given the lack of trading activity for the Public Warrants, the fair value of the Private Warrants remained classified as a Level 3 valuation as of March 31, 2024. At December 31, 2023, the Company utilized an independent third party to value the Private Warrants with a binomial options pricing model (Level 3 inputs). Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the private warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

The Private Placement Warrants were accounted for as liabilities in accordance with
ASC 815-40
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
The following table provides the significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

At December 31, 2023
Share Price	$10.99
Exercise Price	$11.50
Years to Expiration	5.13
Volatility	2.6%
Risk-Free Rate	3.77%
Dividend Yield	0.00%
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at March 31, 2024 and 2023:

Fair Value	Warrant Liabilities
January 1, 2024	$940,000
Change in Fair Value	(921,200)

March 31, 2024	$18,800

Fair Value	Warrant Liabilities
January 1, 2023	$1,316,000
Change in Fair Value	1,504,000

March 31, 2023	$2,820,000

Investments Held in Trust
At March 31, 2024, the Company held $23,333,333 of Money Market Funds which are invested primarily in U.S. Treasury Securities. At December 31, 2023, the Company held $72,731,536 of Money Market Funds which are invested primarily in U.S. Treasury Securities. The assets held in the Trust Account at March 31, 2024 and December 31, 2023 within the balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

2
2

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024 (UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than disclosed in the Notes to the Condensed Financial Statements, that would have required adjustment or disclosure in the financial statements.
On October 11, 2024, the Company issued an unsecured convertible promissory note to B H INC. (“BH Inc.”), a Utah corporation (“October 2024 Convertible Note”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,500,000. All unpaid principal under the October 2024 Convertible Note is due and payable in full on the date on which the Company consummates its proposed Business Combination with TSH Company. Pursuant to the terms of the October 2024 Convertible Note, this Note shall convert into 355,000 shares of Holdings Common Stock (as defined in the Merger Agreement), provided that, should the Business Combination fail to close for any reason, the Company shall use reasonable efforts to satisfy its obligations under this October 2024 Convertible Note by cash payment in an amount equal to $3,900,000. Any balance under this Note may be prepaid at any time. Additionally, if a Business Combination is not consummated, the October 2024 Convertible Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account.

2
3

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

Trust Extensions

Initially, the Company had 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022). Additionally, the Company was entitled to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the Trust Account maintained by American Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (that would result in a total deposit of $10.30 per public share sold in the event both extensions were elected or an aggregate of $4,600,000). Public stockholders were not entitled to vote on or redeem their shares in connection with any such extension.

In November 2022, the Sponsor deposited $2,300,000 into the Trust Account, to extend the deadline for an initial Business Combination three months to February 2023. In lieu of a second $2,300,000 extension payment for a three month extension to May 2023, a special meeting of stockholders was held in February 2023 that resulted in an extension of the deadline to complete an initial Business Combination to March 15, 2023 and allowed the Company to further extend the date to consummate a Business Combination on a monthly basis up to five (5) times by an additional one month through September 15, 2023.

In connection with the vote on the extension Amendment at the Special Meeting, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s Trust Account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the Trust Account to pay such holders in February 2023.

On August 8, 2023, the Company held its Annual Meeting of Stockholders whereby the stockholders approved the second extension amendment proposal permitting an extension of the date by which the Company has to consummate a Business Combination until February 15, 2024, subject to monthly extension deposits of $140,000, which were made in August 2023 through January 2024.

In connection with the vote on the extension Amendment at the Annual Meeting of Stockholders, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $79,652,874 (approximately $10.83 per share) was removed from the Company’s Trust Account to pay such holders.

On February 12, 2024 at a special meeting in lieu of an annual meetings of stockholders of the Company (the “February 2024 Special Meeting”), stockholders approved a third extension Amendment Proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the trust account (the “Trust Account”) $50,000 for such one-month extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a Business Combination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the Company’s board of directors (the “Board”), until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of a Business Combination shall have occurred prior thereto.

In connection with the vote on the third extension amendment proposal at the February 2024 Special Meeting, stockholders holding a total of 4,573,860 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $50,312,460 (approximately $11.00 per share) was removed from the Company’s Trust Account to pay such holders. In association with the February 2024 redemptions, the Company inadvertently underpaid the redeeming shareholders $395,138 or approximately $0.09 per share. On September 24, 2024, the February 2024 redeeming shareholders were paid the additional $395,138 due them. Following the Company’s redemptions, the Company has an aggregate of 7,665,386 Class A and Class B Common Stock shares outstanding.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $3,310,000 in the Trust Account to extend the period to consummate a Business Combination to November 15, 2024 including $240,000 and $0 during the three months ended March 31, 2024 and 2023, respectively.

Promissory Notes

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

NYSE Delisting

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

On March 11, 2024 the Company’s securities were delisted from the NYSE and effective March 12, 2024, the Company’s securities were available for trading in the over-the-counter (OTC Pink) market.

Proposed Business Combination

Merger Agreement

On August 12, 2024, the Company (“SPAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) SPAC, (ii) Uinta Integrated Infrastructure Inc., a Delaware corporation (“Holdings”), (iii) Uinta Integrated Infrastructure Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) RR Integration Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings (“SPAC Merger Sub”), (v) RRG Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings (“Company Merger Sub,” and together with SPAC Merger Sub, the “Merger Subs”); the Merger Subs, SPAC, Lower Holdings and Holdings are collectively referred to herein as the “SPAC Parties”), (vi) Tar Sands Holdings II, LLC, a Utah limited liability company (“TSH Company”), and (vii) Endeavor Capital Group, LLC (the “Company Member Representative”) (each entity named in (i) through (vii) above, a “Party,” and collectively, the “Parties”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (1) SPAC Merger Sub will merge with and into SPAC, with SPAC continuing as the surviving entity and a wholly owned subsidiary of Holdings (the “SPAC Merger”) and with the security holders of SPAC receiving substantially equivalent securities of Holdings and (2) Company Merger Sub will merge with and into TSH Company, with TSH Company continuing as the surviving entity and a wholly owned subsidiary of Lower Holdings (the “Company Merger,” and together with the SPAC Merger, the “Mergers”) and with the members of TSH Company receiving cash (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “proposed Business Combination”). The board of directors of SPAC (the “SPAC Board”) unanimously approved the Merger Agreement and the Mergers and resolved to recommend the approval and adoption of the Merger Agreement and the proposed Business Combination by the stockholders of SPAC. The proposed Business Combination is expected to be consummated after obtaining the required approvals by the stockholders of SPAC and the Requisite Members (as defined in the Merger Agreement) of TSH Company and the satisfaction of certain other customary closing conditions.

Merger Consideration / Treatment of Securities

Effect of Company Merger on Issued and Outstanding Company Membership Interests and Limited Liability Company Interests of Company Merger. At the Effective Time (as defined in the Merger Agreement), by virtue of the Company Merger, and without any action on the part of any Party or any action on the part of the holders of securities of any Party, among other things:

(i)  Each issued and outstanding Company Membership Interest (as defined in the Merger Agreement) (other than the Rollover Interests (as defined in the Merger Agreement)) shall be converted automatically into, and thereafter represent, the right to receive, and the holder of such Company Membership Interest shall be entitled to receive the Company Merger Consideration (as defined in the Merger Agreement).

(ii)  All of the limited liability company interests of Company Merger Sub that are issued and outstanding immediately prior to the Effective Time shall thereupon be converted into and become one Surviving Company Unit (as defined in the Merger Agreement).

Effect of SPAC Merger on Issued and Outstanding Securities of SPAC and SPAC Merger Sub

By virtue of the SPAC Merger and without any action on the part of any Party or any action on the part of the holders of securities of any Party:

(i)  Immediately prior to the Effective Time, every issued and outstanding unit of SPAC (“SPAC Unit”) (each SPAC Unit consisting of one share of Class A common stock of SPAC, par value $0.0001 per share (“SPAC Class A Common Stock”) and one-half of one whole warrant entitling the holder to purchase one share of SPAC Class A Common Stock for $11.50 per share (each such whole warrant, a “SPAC Public Warrant”)), shall be automatically separated and the holder thereof shall be deemed to hold one share of SPAC Class A Common Stock and one-half of one SPAC Public Warrant in accordance with the terms of the applicable SPAC Unit.

(ii)  Each share of SPAC Class A Common Stock and Class B common stock of SPAC, par value $0.0001 per share (together with SPAC Class A Common Stock, “SPAC Common Stock”) issued and outstanding as of the Effective Time shall, at the Effective Time, be converted automatically into and thereafter represent the right to receive one share of Class A common stock of Holdings, par value $0.0001 per share (“Holdings Class A Common Stock”), following which all shares of SPAC Common Stock shall cease to be outstanding and shall automatically be canceled and shall cease to exist. The holders of shares of SPAC Common Stock outstanding immediately prior to the Effective Time shall cease to have any rights with respect to such shares, except as provided by the Merger Agreement.

(iii)  At the Effective Time, each issued and outstanding SPAC Public Warrant shall be converted into one warrant, entitling the holder to purchase one share of Holdings Class A Common Stock for $11.50 per share (“Holdings Public Warrant”), of like tenor. The SPAC Public Warrants shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. Each of the Holdings Public Warrants shall have, and be subject to, substantially the same terms and conditions applicable to the SPAC Public Warrants, except as set forth in the Merger Agreement. At or prior to the Effective Time, the Parties shall take all corporate action necessary to reserve for future issuance and shall maintain such reservation for so long as any of the Holdings Public Warrants remain outstanding, a sufficient number of shares of Holdings Class A Common Stock for delivery upon the exercise of such Holdings Public Warrants.

(iv)  At the Effective Time, if there are any shares of capital stock of SPAC that are owned by SPAC as treasury shares, such shares shall be canceled and extinguished without any conversion thereof or consideration therefor.

(v)  At the Effective Time, each share of common stock of SPAC Merger Sub outstanding immediately prior to the Effective Time shall be converted into an equal number of shares of common stock of SPAC as the surviving corporation after the SPAC Merger (the “SPAC Surviving Subsidiary”), with the same rights, powers and privileges as the shares so converted, and such shares shall constitute the only outstanding shares of capital stock of SPAC Surviving Subsidiary.

Effect of Mergers on Issued and Outstanding Securities of Holdings

At the Effective Time, by virtue of the Mergers and without any action on the part of any Party or any action on the part of the holders of securities of any Party, all of the shares of Holdings issued and outstanding immediately prior to the Effective Time (other than the Company Common Stock Consideration and the Company Convertible Preferred Stock Consideration (as each are defined in the Merger Agreement)) shall be canceled and extinguished without any conversion thereof or consideration therefor.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of the Parties that are customary for transactions of this nature. The representations and warranties of the Parties will not survive the closing of the Mergers (the “Closing”). The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the Parties and are subject to important qualifications and limitations agreed to by the Parties in connection with negotiating the Merger Agreement. The representations, warranties and covenants in the Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly, and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the Parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates.

Conditions to Each Party’s Obligations

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions by the Parties thereto, including, among others:

(i)  if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

(ii)  the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions;

(iii)  the effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to registration of the offer and sale of the shares of Holdings Common Stock and Holdings Public Warrants to be issued in connection with the Business Combination;

(iv)  the approval by the stockholders of SPAC of certain proposals relating to the Merger Agreement and the Business Combination (the “SPAC Stockholder Approval”);

(v)  the execution of the Shell Commitment Agreement (as defined in the Merger Agreement) by the parties thereto;

(vi)  the Available Closing Date Cash (as defined in the Merger Agreement) being not less than $44,000,000;

(vii)  solely with respect to TSH Company, among others conditions: (a) certain representation and warranties of TSH Company being true and correct in all material respects, to applicable standards; (b) each of the agreements and covenants of TSH Company having been performed or complied with in all material respects; (c) the delivery by TSH Company to SPAC of a closing certificate; (d) irrevocable written consents of TSH Company Manager (as defined in the Merger Agreement) and the Requisite Members, in favor of the approval and adoption of the Merger Agreement and the Mergers and the other transactions contemplated by the Merger Agreement (the “Written Consent”); and (e) the execution and delivery of certain Ancillary Agreements (as defined in the Merger Agreement); and

(viii)  solely with respect to SPAC, among others conditions: (a) certain representation and warranties of SPAC being true and correct in all material respects, to applicable standards; (b) each of the agreements and covenants of SPAC having been performed or complied with in all material respects; (c) the delivery by SPAC to TSH Company of a closing certificate; (d) the execution and delivery of certain Ancillary Agreements (as defined in the Merger Agreement); (e) receipt of approval for listing on the NYSE, NASDAQ, or NYSE American of Holdings Class A Common Stock and Holdings Public Warrants; and (f) the resignation or removal of the officers and directors of SPAC.

Termination

The Merger Agreement may be terminated at any time prior to the Closing,

(i)  by mutual written consent of the Company and SPAC;

(ii)  by either TSH Company or SPAC if the Effective Time shall not have occurred prior to December 31, 2024, provided that the Party seeking termination, either directly or indirectly through its Affiliates, is not in breach or violation of any representation, warranty, covenant, agreement or obligation contained herein and such breach or violation is the principal cause of the failure of a closing condition;

(iii)  by either TSH Company or SPAC if any Governmental Authority (as defined in the Merger Agreement) shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) that has become final and non-appealable and has the effect of making consummation of the proposed Business Combination, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the proposed Business Combination;

(iv)  by SPAC if TSH Company shall have failed to deliver the PCAOB Financials (as defined in the Merger Agreement) to SPAC within sixty days after the date of the Merger Agreement;

(v)  subject to certain conditions and limitations set forth in the Merger Agreement, by SPAC upon a breach of any representation, warranty, covenant or agreement on the part of TSH Company and its subsidiaries (the “Group Companies”) set forth in the Merger Agreement, or if any representation or warranty of the Group Companies shall have become untrue;

(vi)  subject to certain conditions and limitations set forth in the Merger Agreement, by TSH Company upon a breach of any representation, warranty, covenant or agreement on the part of the SPAC Parties set forth in the Merger Agreement, or if any representation or warranty of the SPAC Parties shall have become untrue; or

(vii)  by written notice from either TSH Company or SPAC to the other if either the Written Consent or the SPAC Stockholder Approval is not obtained.

If the Merger Agreement is validly terminated, no party thereto will have any liability or any further obligation to any other party under the Merger Agreement, with certain limited exceptions, including liability for any intentional and willful breach of the Merger Agreement.

Ancillary Agreements

Support Agreements

Concurrently with the execution and delivery of the Merger Agreement, (i) the Sponsor entered into a support agreement with the other parties thereto (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and certain other parties thereto agreed to vote their respective shares in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement, and (ii) certain holders of Company Membership Interests entered into a support agreement (the “Company Support Agreement”), pursuant to which, among other things, such holders agreed not to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify, the recommendation of the Company Manager in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement.

Registration Rights Agreement

In connection with the Closing, Holdings, Sponsor, and certain TSH Company equityholders will enter into a registration rights agreement in a form reasonably satisfactory to the Parties, pursuant to which, among other things, Holdings will agree to provide certain TSH Company equityholders with certain rights relating to the registration for resale of the Holdings securities that they will receive in connection with the Mergers.

Warrant Amendment

In connection with the SPAC Merger, Holdings, SPAC, and the transfer agent for the SPAC Public Warrants will enter into an amendment to the agreement governing such warrants (the “Warrant Amendment”) in a form reasonably satisfactory to the Parties, which will govern the terms and conditions of the Holdings Public Warrants.

Litigation

On September 6, 2024, Tyr Energy Utah Logistics, LLC (“Tyr Energy”) filed suit in the County Court at Law, Number 1, Nueces County, Texas against the Company, the Sponsor and certain affiliates of the Sponsor, asserting claims for breach of and tortious interference with a non-disclosure and non-circumvention agreement in connection with the public announcement of the proposed Business Combination, for which Tyr Energy seeks a temporary restraining order and temporary injunction. The Sponsor and its affiliates have specially appeared to dispute specific personal jurisdiction, and all defendants, including the Company, vehemently dispute liability and intend to vigorously defend against Tyr Energy’s claims.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial Public Offering. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net income of $2,292,526, which consisted of the interest and income earned on cash and investment in the Trust Account of $674,258 and a gain on change in fair value of warrant liabilities of $2,048,200 partially offset by operating costs of $272,128, and a provision for income taxes of $157,804.

For the three months ended March 31, 2023, we had a net loss of $2,413,318 which consisted of operating costs of $450,901 and a non-cash change in fair value of warrant liabilities of $3,344,000 and reinvested interest income on funds held in trust of $1,504,345 and $231,189 unrealized gain on investments held in Trust, and a provision for income taxes of $353,951.

Liquidity and Capital Resources

At March 31, 2024, we had $2,079 in cash and a working capital deficit of $10,812,101.

For the three months ended March 31, 2024, cash used in operating activities was $168,110. Net income of $2,292,526 was affected by a change in the fair value of warrant liabilities of $2,048,200, and interest from marketable securities held in the Trust Account of $674,257. Changes in operating assets and liabilities provided $261,821 of cash for operating activities.

For the three months ended March 31, 2024, cash provided by investing activities was $50,072,460 including cash deposited in Trust Account of $240,000 and a withdrawal funds from the Trust Account to redeeming stockholders for $50,312,460.

For the three months ended March 31, 2024, cash used in financing activities was $49,902,460 and included $240,000 in proceeds from a note payable from Sponsor and a related party of the Company for $170,000 and a payment to redeeming stockholders for $50,312,460.

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

As of March 31, 2024, the Company withdrew an aggregate of $224,454,409 for payment to redeeming stockholders. At March 31, 2024, the fair value of the investments held in the Trust Account was $23,333,333 as recognized on the balance sheet. As of December 31, 2023, the Company withdrew funds for payment to redeeming stockholders totaling $174,141,949. At December 31, 2023, the fair value of the investments held in the Trust Account was $72,731,536 as recognized on the balance sheet.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended March 31, 2024, the Company made no withdrawals of interest earned in the Trust Account to pay taxes.

At March 31, 2024, we had cash of $2,079 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $5,093,225 for extension purposes, a Note Payable due to a related party used for working capital purposes of $770,000 and an additional working capital loan due to the Sponsor of the Company for $17,935. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended March 31, 2024, we entered into a promissory note with a related party for up to $770,000 to fund working capital. Additionally, during the three months ended March 31, 2024, an affiliate of the Sponsor loaned us $5,093,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company (except where waived, as described above under Item 1 Business—Sources of Target Businesses and elsewhere in this report). We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $8.1 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

Warrant Liabilities

The Company utilized market prices and models in determining the fair value of the Company’s warrants. Assumptions related to expected share-price volatility, expected life and risk-free interest rate are utilized. The fair value of the warrant liabilities is subject to change in future periods based on assumption changes including discount rates and volatility of our stock price.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguished Liabilities from Equity. Common stock subject to redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.

At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2024, 1,915,386 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our control process around the calculation of amounts due to and payment of funds from the Trust Account to redeeming shareholders. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 6, 2024, Tyr Energy Utah Logistics, LLC (“Tyr Energy”) filed suit in the County Court at Law, Number 1, Nueces County, Texas against the Company, the Sponsor and certain affiliates of the Sponsor, asserting claims for breach of and tortious interference with a non-disclosure and non-circumvention agreement in connection with the public announcement of the proposed Business Combination, for which Tyr Energy seeks a temporary restraining order and temporary injunction. The Sponsor and its affiliates have specially appeared to dispute specific personal jurisdiction, and all defendants, including the Company, vehemently dispute liability and intend to vigorously defend against Tyr Energy’s claims.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting.

In connection with the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the Company’s inadvertent underpayment to the redeeming shareholders of $395,138 (or approximately $0.09 per share), in connection with the vote on the third extension amendment proposal at the special meeting in lieu of an annual meeting of stockholders of the Company, held on February 12, 2024, as described in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trust Extensions.” This material weakness did not result in a material misstatement to our consolidated financial statements included herein.

While we already have processes in place to ensure that our periodic reports satisfy the applicable reporting and compliance requirements, we will continue to enhance and invest in accounting resources and processes necessary to comply with the reporting and compliance requirements of a public company and include a greater level of supervision as needed in relation to our disclosure controls and procedures.

During the documenting and testing of our internal control procedures, in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could, in turn, limit our access to capital markets and negatively impact our ability to consummate a business combination. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to delisting, regulatory investigations and civil or criminal sanctions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021).

3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023).

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).

3.5	By-Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 21, 2021).

10.1	Promissory Note, dated as of February 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: October 31, 2024	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman (Principal Financial and Accounting Officer)

34