Form 10-Q
period 2024-06-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2024-10-31
CIK 1854795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-41048

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$1,126	$189
Prepaid expenses and other assets	40,508	33,590
Total Current Assets	41,634	33,779
Investments held in Trust Account	23,672,082	72,731,536
Total Assets	$23,713,716	$72,765,315

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$771,560	$700,664
Accrued franchise tax	68,800	80,000
Accrued excise tax	2,251,177	1,741,420
Income taxes payable	1,430,053	1,177,040
Redemptions payable	395,138	—
Advances from related parties	100,770	100,770
Note Payable—Sponsor	5,243,225	4,853,225
Note Payable—related party	950,710	600,000
Working Capital Loan—related party	17,935	17,935
Total Current Liabilities	11,229,368	9,271,054
Warrant liabilities	1,045,000	2,090,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	20,324,368	19,411,054

Commitments and Contingencies
Class A Common Stock subject to possible redemption. 1,915,386 and 6,489,246 shares are at redemption value of approximately $11.43 and $11.01 per share at June 30, 2024 and December 31, 2023, respectively.	21,895,578	71,474,496
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding		—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding (excluding 1,915,386 and 6,489,246 shares subject to possible redemption at June 30, 2024 and December 31 2023, respectively).	—	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Accumulated deficit	(18,506,805)	(18,120,810)

Total Stockholders’ Deficit	(18,506,230)	(18,120,235)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$23,713,716	$72,765,315

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
EXPENSES
Operating expenses	$213,679	$319,655	$485,807	$770,556
Loss from Operations	(213,679)	(319,655)	(485,807)	(770,556)

Other (Expense) Income
Interest and income earned on cash and Trust investments	272,004	1,307,530	946,262	2,811,875
Unrealized gain on investments held in Trust	—	117,139	—	348,328
Change in fair value of warrant liabilities	(1,003,200)	(1,881,000)	1,045,000	(5,225,000)
Total Other (Expense) Income	(731,196)	(456,331)	1,991,262	(2,064,797)

(Expense) income before provision for income taxes	(944,875)	(775,986)	1,505,455	(2,835,353)
Provision for income taxes	(95,209)	(288,682)	(253,013)	(642,633)
Net (loss) income	$(1,040,084)	$(1,064,668)	$1,252,442	$(3,477,986)

Weighted average shares outstanding of Class A redeemable Common Stock	1,915,386	13,844,082	2,895,499	15,816,904
Basic and diluted net (loss) income per share, Class A	$(0.14)	$(0.05)	$0.14	$(0.16)
Weighted average shares outstanding of Class B non-redeemable Common Stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B	$(0.14)	$(0.05)	$0.14	$(0.16)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND
SIX MONTHS ENDED JUNE 30, 2024

	For the Three and Six Months Ended June 30, 2024
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)
Accrued excise tax on Common Stock redemptions	—	—	—	—	—	(509,757)	(509,757)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(791,449)	(791,449)
Net income	—	—	—	—	—	2,292,526	2,292,526
Balance – March 31, 2024	—	—	5,750,000	575	—	(17,129,490)	(17,128,915)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(337,231)	(337,231)
Net loss	—	—	—	—	—	(1,040,084)	(1,040,084)
Balance – June 30, 2024	—	$—	5,750,000	$575	$—	$(18,506,805)	$(18,506,230)

	For the Three and Six Months Ended June 30, 2023
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Net loss	—	—	—	—	—	(2,413,318)	(2,413,318)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(1,409,451)	(1,409,451)
Accrued excise tax on Common Stock redemptions	—					(944,891)	(944,891)
Balance—March 31, 2023	—	—	5,750,000	575	—	(16,198,420)	(16,197,845)
Net loss	—	—	—	—	—	(1,064,668)	(1,064,668)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(4,208,890)	(4,208,890)
Balance—June 30, 2023	—	$—	5,750,000	$575	$—	$(21,471,978)	$(21,471,403)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,252,442	$(3,477,986)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Reinvested dividends on funds held in Trust Account	—	(462,575)
Unrealized gain on investments held in Trust Account	—	(348,328)
Interest and income earned on cash and Trust Account investments	(946,259)	(2,349,298)
Deferred income taxes	—	5,649
Change in fair value of warrant liabilities	(1,045,000)	5,225,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	(6,918)	237,671
Accounts payable and accrued expenses	70,896	(164,742)
Accrued franchise tax	(11,200)	(70,685)
Income tax payable	253,013	213,462
Net Cash Used in Operating Activities	(433,026)	(1,191,833)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(390,000)	(3,461,020)
Cash withdrawn from Trust Account for payment to redeeming stockholders	50,312,460	94,489,075
Transfer of funds held in Trust Account for payment of taxes	83,253	594,257
Net Cash Provided by Investing Activities	50,005,713	91,622,312

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	390,000.00	3,461,020
Proceeds from Note Payable—related party	350,710.00	600,000
Payment to redeeming stockholders	(50,312,4600)	(94,489,075)
Net Cash Used in Financing Activities	(49,571,750)	(90,428,055)

Net Change in Cash	937	2,424
Cash – Beginning of Period	189	54,173
Cash – End of Period	$1,126	$56,597

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock subject to redemption	$1,128,680	$5,618,341
Accrued excise tax on Common Stock redemptions	$509,757	$944,891
Payable to redeeming shareholders	$395,138	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through June 30, 2024 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.

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

If the Company is unable to complete a Business Combination, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

JUNE 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

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

On February 12, 2024 at a special meeting in lieu of an annual meetings of stockholders of the Company (the “February 2024 Special Meeting”), stockholders approved a third extension Amendment Proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for such one-month extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a Business Combination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the Company’s board of directors (the “Board”), until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of a Business Combination shall have occurred prior thereto.

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

JUNE 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $3,310,000 in the Trust Account to extend the period to consummate a Business Combination to November 15, 2024 including $150,000 and $390,000, respectively, during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company deposited $3,461,020 to extend the period to consummate a Business Combination.

Promissory Notes

On February 8, 2024, the Company issued an unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Corporation prior to an initial Business Combination and potential monthly extensions to the time period for the Corporation to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination (Note 4).

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

On March 11, 2024 the Company’s securities were delisted from the NYSE and effective as of March 12, 2024, the Company’s securities were available for trading in the over-the-counter (OTC Pink) market.

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

JUNE 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

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

(vi)  the Available Closing Date Cash (as defined in the Meger Agreement) being not less than $44,000,000;

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

JUNE 30, 2024 (UNAUDITED)

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

JUNE 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Liquidity and Going Concern

At June 30, 2024, the Company had $1,126 in cash and $11,187,734 in working capital deficit.

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

The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

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

Net (Loss) Income Per Common Stock

Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating net (loss) income per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from (loss) income per common stock as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. As of June 30, 2024 and 2023 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2024		2023
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(259,891)	$(780,193)	$(752,235)	$(312,433)
Denominator:
Basic and diluted weighted average common shares outstanding	1,915,386	5,750,000	13,844,082	5,750,000
Basic and diluted net loss per common stock	$(0.14)	$(0.14)	$(0.05)	$(0.05)

	For the Six Months Ended June 30,
	2024		2023
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$419,460	$832,982	$(2,550,712)	$(927,274)
Denominator:
Basic and diluted weighted average common shares outstanding	2,895,499	5,750,000	15,816,904	5,750,000
Basic and diluted net income (loss) per common stock	$0.14	$0.14	$(0.16)	$(0.16)

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of June 30, 2024 and December 31, 2023, 1,915,386 and 6,489,246 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At June 30, 2024 and December 31, 2023, the Common Stock reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Class A Common stock subject to possible redemption December 31, 2022	23,000,000	$237,124,704
Less:
Redemption of Common Stock	(16,510,754)	(174,141,949)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	8,491,741

Class A Common stock subject to possible redemption December 31, 2023	6,489,246	$71,474,496
Less:
Redemption of Common Stock	(4,573,860)	(50,312,460)
Payable to redeeming shareholders	—	(395,138)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	791,449
Class A Common stock subject to possible redemption, March 31, 2024	1,915,386	$21,558,347
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	337,231
Class A Common stock subject to possible redemption, June 30, 2024	1,915,386	$21,895,578

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 8) and Private Placement Warrants was determined based on the closing price of the Public Warrants.

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
JUNE 30, 2024 (UNAUDITED)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the three and six months ended June 30, 2024, was 10.1% and (16.8)% respectively, and for the three and six months ended June 30, 2023, was 37.2% and 22.7%. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets and prior-year true-ups.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through June 30, 2024.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and the Company recognized $73,674 in accrued interest and penalties at June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2021 and 2022 tax years, which are the only periods subject to examination.

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
JUNE 30, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of June 30, 2024, the Company had $23,672,082 of Money Market Funds which are invested primarily in U.S. Treasury Securities and cash funds held in the Trust Account. During the year ended June 30, 2024, the Company paid $50,312,460 from the funds held in Trust Account related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 and August 2023 to extend the Business Combination date.

During the three and six months ended June 30, 2024, the Company made $0 and $83,253, respectively, in withdrawals from the Trust Account to pay taxes and deposited $150,000 and $390,000, respectively, in the Trust Account as a result of the Special Meetings that occurred in February 2023 and August 2023 to extend the Business Combination date. During the three and six months ended June 30, 2023, the Company withdrew $523,522 and $594,257 from the Trust Account to pay taxes and deposited $3,461,020 to extend the period to consummate a Business Combination. Additionally, since June 30, 2024 to the filing of this Form 10-Q, the Company has made an additional $200,000 in deposits in the Trust Account to extend the period to consummate the Business Combination to November 15, 2024.

As of December 31, 2023, the Company had $72,731,536 of Money Market Funds which were invested primarily in U.S. Treasury Securities and cash funds held in the Trust Account. During the year ended December 31, 2023, the Company withdrew $634,257 of interest earned in the Trust Account to pay taxes. During the year ended December 31, 2023, the Company paid $174,141,949 from the funds held in Trust related to redemption of Class A Common Stock as a result of the Special Meeting that occurred in February 2023 and August 2023 to extend the Business Combination date.

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

Management has established a liability in the amount of $2,251,177 and $1,741,420 related to the excise tax included in current liabilities on the Company’s balance sheets as of June 30, 2024 and December 31, 2023, respectively.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

NOTE 3 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant for $9,400,000 in the aggregate).

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – CONTINUED

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

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC (“Trident”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. At June 30, 2024 and December 31, 2023, the Company reported $950,710 and $600,000, respectively, as Note Payable – Related Party on the condensed balance sheet for the promissory notes to Trident.

On April 13, 2023, the Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of June 30, 2024 and December 31, 2023, the Company has borrowed $5,243,225 and $4,853,225 under the Note Payable—Sponsor.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – CONTINUED

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full the date on which the Company consummates an initial Business Combination. At June 30, 2024 and December 31, 2023, the Company reported $17,935 as Working Capital Loan – Related Party on the condensed balance sheet

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the balance sheet as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance under advances from related parties of $100,770.

Administrative Services Agreement

The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee reviews on a quarterly basis all payments made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and six months ended June 30, 2024 and 2023, the Company recognized $30,000 and $60,000, respectively, related to the administrative services agreement included in operating expenses on the statement of operations. At June 30, 2024 and December 31, 2023, the Company owed $60,000 and $0 as reported in accrued expenses on the balance sheets.

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
JUNE 30, 2024 (UNAUDITED)

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
JUNE 30, 2024 (UNAUDITED)

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	the last sales price of the common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption for the Public Warrants is given.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 1,915,386 and 6,489,246 shares of Class A common stock issued and outstanding, including 1,915,386 and 6,489,246 subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2024 and December 31, 2023, there were 5,750,000 shares of Class B common stock issued and outstanding.

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
JUNE 30, 2024 (UNAUDITED)

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2024

	Fair Value
	Level 1	Level 2	Level 3
Description
Assets
Investments held in Trust Account	$23,672,082	$—	$—
Liabilities
Warrant Liability—Public Warrants	$—	$—	$575,000
Warrant Liability—Private Placement Warrants	$—	$—	$470,000

December 31, 2023

	Fair Value
	Level 1	Level 2	Level 3
Description
Assets
Investments held in Trust Account	$72,731,536	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,150,000	$—	$—
Warrant Liability—Private Placement Warrants	$—	$—	$940,000

As of June 30, 2024 and December 31, 2023, the Company’s Public Warrants were traded on a market exchange. At December 31, 2023, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs). At March 31, 2024, the Company utilized quoted market exchange trade pricing to value the Public Warrants. However, due to insufficient trading activity, these valuations could not be classified as Level 1 and were thus reclassified as (Level 2). As of June 30, 2024, there was still insufficient trading activity for the Company to utilize the market exchange to determine the fair value of the Public Warrants. Consequently, the Company utilized an independent third party to value the Public Warrants using a binomial options pricing model, which involves Level 3 inputs.

At June 30, 2024 and December 31, 2023, the Company utilized an independent third party to value the Private Placement Warrants with a binomial options pricing model (Level 3 inputs).

Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and probability of consummating a Business Combination. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the Public and Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

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

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Public Warrants and Private Placement Warrants:

At June 30, 2024
Share Price	$10.80
Exercise Price	$11.50
Years to Expiration	5.38
Volatility	10.1%
Risk-Free Rate	4.24%
Dividend Yield	0.00%

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

At December 31, 2023
Share Price	$10.99
Exercise Price	$11.50
Years to Expiration	5.13
Volatility	2.6%
Risk-Free Rate	3.77%
Dividend Yield	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at June 30, 2024 and 2023:

Warrant Liabilities
Fair Value at January 1, 2024 – Private Placement Warrants	$940,000
Change in Fair Value – Private Placement Warrants	(921,200)
Fair Value at March 31, 2024 – Private Placement Warrants	18,800
Change in Fair Value – Private Placement Warrants	451,200
Reclassification of Public Warrants to Level 3	575,000
Fair Value at June 30, 2024 – Public Warrants and Private Placement Warrants	$1,045,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

Warrant Liabilities
Fair Value at January 1, 2023 – Private Placement Warrants	$1,316,000
Change in Fair Value – Private Placement Warrants	1,504,000

Fair Value at March 31, 2023 – Private Placement Warrants	2,820,000
Change in Fair Value – Private Placement Warrants	846,000
Fair Value at June 30, 2023 – Private Placement Warrants	$3,666,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods.

Investments Held in Trust Account

At June 30, 2024, the Company’s Trust Account held investments in Money Market Funds which are invested primarily in U.S. Treasury Securities. The assets held in the Trust Account at June 30, 2024 and December 31, 2023 within the balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

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

On February 12, 2024 at a special meeting in lieu of an annual meetings of stockholders of the Company (the “February 2024 Special Meeting”), stockholders approved a third extension Amendment Proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the trust account (the “Trust Account”) $50,000 for such one-month extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a Business Combination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the Company’s board of directors (the “Board”), until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one- month extension on or prior to each applicable Deadline Date, unless the closing of a Business Combination shall have occurred prior thereto.

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

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $3,310,000 in the Trust Account to extend the period to consummate a Business Combination to November 15, 2024 including $150,000 and $390,000, respectively, during the three and six months ended June 30, 2024. No deposits were made in the Trust Account for the three and six months ended June 30, 2023.

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

(v)  the execution of the Shell Commitment Agreement (as defined in the Merger Agreement) by the parties thereto; (vi)  the Available Closing Date Cash (as defined in the Meger Agreement) being not less than $44,000,000;

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

(iii)  by either TSH Company or SPAC if any Governmental Authority (as defined in the Merger Agreement) shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) that has become final and non- appealable and has the effect of making consummation of the proposed Business Combination, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the proposed Business Combination;

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial Public Offering. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2024, we had a net loss of $1,040,084, which consisted of a loss on the change in fair value of warrant liabilities of $1,003,200, operating costs of $213,679, and a provision for income taxes of $95,209, partially offset by interest and income earned on cash and investment in the Trust Account of $272,004.

For the three months ended June 30, 2023, we had a net loss of $1,064,668 which consisted of operating costs of $319,655 and a non-cash change in fair value of warrant liabilities of $1,881,000, offset by the interest and income earned on cash and Trust Account of $1,307,530 and unrealized gain on investments held in Trust of $117,139, and a provision for income taxes of $288,682.

For the six months ended June 30, 2024, we had a net income of $1,252,442, which consisted of interest and income earned on cash and investment in the Trust Account of $946,262 and a gain on change in fair value of warrant liabilities of $1,045,000 partially offset by operating costs of $485,807, and a provision for income taxes of $253,013.

For the six months ended June 30, 2023, we had a net loss of $3,477,986 which consisted of operating costs of $770,556 and a non-cash change in fair value of warrant liabilities of $5,225,000, offset by the interest and income earned on cash and Trust Account of $2,811,875 and unrealized gain on investments held in Trust of $348,328, and a provision for income taxes of $642,633.

Liquidity and Capital Resources

At June 30, 2024, we had $1,126 in cash and a working capital deficit of $11,187,734.

For the six months ended June 30, 2024, cash used in operating activities was $433,026. Net income of $1,252,442 was affected by a change in the fair value of warrant liabilities of $1,045,000, and interest from cash and marketable securities held in the Trust Account of $946,259. Changes in operating assets and liabilities provided $305,791 of cash for operating activities.

For the six months ended June 30, 2024, cash provided by investing activities was $50,005,713 including cash deposited in Trust Account of $390,00, withdrawal from Trust Account to pay franchise and income taxes of $83,253 and withdrawal from the Trust Account to redeeming stockholders for $50,312,460.

For the six months ended June 30, 2024, cash used in financing activities was $49,571,750 and included $390,000 in proceeds from a note payable from Sponsor and a related party of the Company for $350,710 and a payment to redeeming stockholders for $50,312,460.

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

As of June 30, 2024, the Company withdrew an aggregate of $224,454,409 for payment to redeeming stockholders. At June 30, 2024, the fair value of the investments held in the Trust Account was $23,672,081 as recognized on the balance sheet. As of December 31, 2023, the Company withdrew funds for payment to redeeming stockholders totaling $174,141,949. At December 31, 2023, the fair value of the investments held in the Trust Account was $72,731,536 as recognized on the balance sheet.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended June 30, 2024, the Company made $83,253 withdrawals of interest earned in the Trust Account to pay taxes.

At June 30, 2024, we had cash of $1,126 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $5,243,225 for extension purposes, a Note Payable due to a related party used for working capital purposes of $950,710 and an additional working capital loan due to the Sponsor of the Company for $17,935. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended June 30, 2024, we had a promissory note with a related party for $950,710 to fund working capital. Additionally, at June 30, 2024 we owed an affiliate of the Sponsor $5,243,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company (except where waived, as described above under Item 1 Business—Sources of Target Businesses and elsewhere in this report). We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $8.1 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

Warrant Liabilities

In determining the fair value of the Warrants assumptions related to market activity, expected share-price volatility, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The fair value of the warrant liabilities is subject to change in future periods based on assumption changes including discount rates and volatility of our stock price.

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

At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2024, 1,915,386 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed with the SEC on October 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2024 and our Quarterly Report on Form 10-Q filed with the SEC on October 31, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021).
3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023).
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).
3.5	By-Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 21, 2021).
10.1	Promissory Note, dated as of February 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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