Form 10-Q
period 2024-09-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2025-01-14
CIK 1854795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of January 14, 2025, there were 5,999,659 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash	$426	$189
Prepaid expenses and other assets	13,697	33,590
Total Current Assets	14,123	33,779
Investments held in Trust Account	23,755,380	72,731,536
Total Assets	$23,769,503	$72,765,315

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,025,357	$700,664
Accrued franchise tax	102,571	80,000
Accrued excise tax	2,251,177	1,741,420
Income taxes payable	1,541,373	1,177,040
Advances from related parties	100,770	100,770
Note Payable—Sponsor	5,393,225	4,853,225
Note Payable—related party	1,040,710	600,000
Working Capital Loan—related party	17,935	17,935
Total Current Liabilities	11,473,118	9,271,054
Warrant liabilities	836,000	2,090,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	20,359,118	19,411,054

Commitments and Contingencies
Class A Common Stock subject to possible redemption. 1,915,386 and 6,489,246 shares are at redemption value of approximately $11.63 and $11.01 per share at September 30, 2024 and December 31, 2023, respectively.	22,277,709	71,474,496
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding		—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding (excluding 1,915,386 and 6,489,246 shares subject to possible redemption at September 30, 2024 and December 31 2023, respectively).	—	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Accumulated deficit	(18,867,899)	(18,120,810)

Total Stockholders’ Deficit	(18,867,324)	(18,120,235)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$23,769,503	$72,765,315

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
EXPENSES
Operating expenses	$405,080	$273,767	$890,887	$1,044,323
Loss from Operations	(405,080)	(273,767)	(890,887)	(1,044,323)

Other (Expense) Income
Interest and income earned on cash and Trust investments	328,437	1,298,862	1,274,699	4,110,737
Unrealized gain on investments held in Trust	—	(234,153)	—	114,175
Change in fair value of warrant liabilities	209,000	2,926,000	1,254,000	(2,299,000)
Total Other Income	537,437	3,990,709	2,528,699	1,925,912

Income before provision for income taxes	132,357	3,716,942	1,637,812	881,589
Provision for income taxes	(111,320)	(213,088)	(364,333)	(855,721)
Net income	$21,037	$3,503,854	$1,273,479	$25,868

Weighted average shares outstanding of Class A redeemable Common Stock	1,915,386	9,607,057	2,566,410	13,724,208
Basic and diluted net income per share, Class A	$0.00	$0.23	$0.15	$0.00
Weighted average shares outstanding of Class B non-redeemable Common Stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B	$0.00	$0.23	$0.15	$0.00

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 2024

	For the Three and Nine Months Ended September 30, 2024
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)
Accrued excise tax on Common Stock redemptions	—	—	—	—	—	(509,757)	(509,757)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(791,449)	(791,449)
Net income	—	—	—	—	—	2,292,526	2,292,526
Balance – March 31, 2024	—	$—	5,750,000	$575	—	$(17,129,490)	$(17,128,915)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(337,231)	(337,231)
Net loss	—	—	—	—	—	(1,040,084)	(1,040,084)
Balance – June 30, 2024	—	$—	5,750,000	$575	$—	$(18,506,805)	$(18,506,230)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(382,131)	(382,131)
Net income	—	—	—	—	—	21,037	21,037
Balance – September 30, 2024	—	$—	5,750,000	$575	$—	$(18,867,899)	$(18,867,324)

	For the Three and Nine Months Ended September 30, 2023
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2023	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Net loss	—	—	—	—	—	(2,413,318)	(2,413,318)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(1,409,451)	(1,409,451)
Accrued excise tax on Common Stock redemptions	—					(944,891)	(944,891)
Balance—March 31, 2023	—	$—	5,750,000	$575	—	$(16,198,420)	$(16,197,845)
Net loss	—	—	—	—	—	(1,064,668)	(1,064,668)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(4,208,890)	(4,208,890)
Balance—June 30, 2023	—	$—	5,750,000	$575	$—	$(21,471,978)	$(21,471,403)
Net income	—	—	—	—	—	3,503,854	3,503,854
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(1,773,823)	(1,773,823)
Accrued Excise Tax on Common Stock Subject to Redemption	—	—	—	—	—	(796,529)	(796,529)
Balance—September 30, 2023	—	$—	5,750,000	$575	$—	$(20,538,476)	$(20,537,901)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,273,479	$25,868
Adjustments to reconcile net income to cash used in operating activities:
Reinvested dividends on funds held in Trust Account	—	(560,256)
Unrealized gain on investments held in Trust Account	—	(114,175)
Realized Gain on Investments Held in Trust	—	(3,550,481)
Interest and income earned on cash and Trust Account investments	(1,274,695)	—
Deferred income taxes	—	(236,249)
Change in fair value of warrant liabilities	(1,254,000)	2,299,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	19,893	346,193
Accounts payable and accrued expenses	324,693	(115,952)
Accrued franchise tax	22,571	(40,685)
Income tax payable	364,333	648,448
Net Cash Used in Operating Activities	(523,726)	(1,298,289)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	83,253	634,257
Cash deposited into Trust Account	(540,000)	(4,433,225)
Cash withdrawn from Trust Account for payment to redeeming stockholders	50,707,598	174,141,949
Net Cash Provided by Investing Activities	50,250,851	170,342,981

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	540,000	4,433,225
Proceeds from Note Payable—related party	440,710	600,000
Proceeds from Working Capital Loan—Related Party	—	17,935
Payment to redeeming stockholders	(50,707,598)	(174,141,949)
Net Cash Used in Financing Activities	(49,726,888)	(169,090,789)

Net Change in Cash	237	(46,097)
Cash – Beginning of Period	189	54,173
Cash – End of Period	$426	$8,076

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock subject to redemption	$1,510,811	$7,392,164
Accrued excise tax on Common Stock redemptions	$509,757	$1,741,420

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through September 30, 2024 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with an initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Following the closing of the IPO on November 16, 2021, management agreed that an amount equal to at least $10.10 per Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, would be held in a trust account (“Trust Account”) with Equiniti Trust Company, LLC (“Equiniti”) (formerly known as American Stock Transfer & Trust Company, LLC) acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (discussed below). However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Trust Extensions

Initially, the Company had 12 months from the closing of the IPO on November 16, 2021 to consummate an initial Business Combination (until November 16, 2022) (the “Combination Period”). Additionally, the Company was entitled to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination) by depositing into the Trust Account maintained by Equiniti, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO, $2,300,000, for each such three-month extension (that would result in a total deposit of $10.30 per public share sold in the event both extensions were elected or an aggregate of $4,600,000). Public stockholders were not entitled to vote on or redeem their shares in connection with any such extension. In November 2022, the Sponsor deposited $2,300,000 into the Trust Account, to extend the deadline for an initial Business Combination by three months to February 2023. In lieu of a second $2,300,000 extension payment for a three month extension to May 2023, a special meeting of stockholders was held in February 2023 (“February 2023 Special Meeting”) that resulted in an extension of the deadline to complete an initial Business Combination to March 15, 2023 and allowed the Company to further extend the date to consummate a Business Combination on a monthly basis up to five (5) times by an additional one month through September 15, 2023.

In connection with the vote on the extension Amendment at the February 2023 Special Meeting, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s Trust Account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the Trust Account to pay such holders in February 2023.

On August 8, 2023, the Company held its Annual Meeting of Stockholders (“2023 Annual Meeting”) whereby the stockholders approved the second extension amendment proposal permitting an extension of the date by which the Company has to consummate a Business Combination until February 15, 2024, subject to monthly extension deposits of $140,000, which were made in August 2023 through January 2024.

In connection with the vote on the extension Amendment at the 2023 Annual Meeting, stockholders holding a total of 7,354,836 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $79,652,874 (approximately $10.83 per share) was removed from the Company’s Trust Account to pay such holders in August 2023.

On February 12, 2024 at a special meeting in lieu of an annual meetings of stockholders of the Company (the “February 2024 Special Meeting”), stockholders approved a third extension Amendment Proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the Units sold in the Company’s Initial Public Offering, from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for such one-month extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a Business Combination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the Company’s board of directors (the “Board”), until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of a Business Combination shall have occurred prior thereto.

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

On November 14, 2024, the Company held a special meeting of stockholders (the “November 2024 Special Meeting”), whereby the Company’s stockholders approved a proposal (the “November 2024 Extension Amendment Proposal”) to amend the Charter (the “November 2024 Extension Amendment”) to extend the Deadline Date from November 15, 2024 to December 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for such one-month extension (an “Extension Payment”) on or prior to November 15, 2024, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis up to five times by an additional one month each time after December 15, 2024 or later extended Deadline Date, by resolution of the Board, if requested by the Sponsor, upon five days’ advance notice prior to the applicable Deadline Date, until May 15, 2024, or a total of up to six months after November 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the November 2024 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $5,543,225 in the Trust Account to extend the period to consummate a Business Combination to February 15, 2025 including $150,000 and $540,000, respectively, during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company deposited $972,205 and $4,433,225, respectively, to extend the period to consummate a Business Combination.

Conversion of Class B shares to Class A shares

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares (discussed in Note 4). As such, the newly issued shares of Class A common stock are not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares.

Promissory Notes

On February 8, 2024, the Company issued an unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Corporation prior to an initial Business Combination and potential monthly extensions to the time period for the Corporation to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination (Note 4). On January 10, 2025, the Company amended and restated the Promissory Note to amend the Maturity Date (as defined in the Promissory Note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

On October 11, 2024, the Company issued an unsecured convertible promissory note to B H INC. (“BH Inc.”), a Utah corporation (“October 2024 Convertible Note”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,500,000. All unpaid principal under the October 2024 Convertible Note is due and payable in full on the date on which the Company consummates its proposed Business Combination with Tar Sands Holdings II, LLC, a Utah limited liability company (“TSH Company”). Pursuant to the terms of the October 2024 Convertible Note, this Note shall convert into 355,000 shares of Uinta Infrastructure Group Corp.’s, a Delaware corporation (“UIGC”) common stock, provided that, should the Business Combination fail to close for any reason, the Company shall use reasonable efforts to satisfy its obligations under this October 2024 Convertible Note by cash payment in an amount equal to $3,900,000. Any balance under this Note may be prepaid at any time. Additionally, if a Business Combination is not consummated, the October 2024 Convertible Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account.

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

Proposed Business Combination

Merger Agreement

On August 12, 2024, the Company (“SPAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) SPAC, (ii) Uinta Integrated Infrastructure Inc., a Delaware corporation (“Holdings”), (iii) Uinta Integrated Infrastructure Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) RR Integration Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings (“SPAC Merger Sub”), (v) RRG Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings (“Company Merger Sub,” and together with SPAC Merger Sub, the “Merger Subs”; the Merger Subs, SPAC, Lower Holdings and Holdings are collectively referred to herein as the “SPAC Parties”), (vi) Tar Sands Holdings II, LLC, a Utah limited liability company (“TSH Company”), and (vii) Endeavor Capital Group, LLC (the “Company Member Representative”) (each entity named in (i) through (vii) above, a “Party,” and collectively, the “Parties”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (1) SPAC Merger Sub will merge with and into SPAC, with SPAC continuing as the surviving entity and a wholly owned subsidiary of Holdings (the “SPAC Merger”) and with the security holders of SPAC receiving substantially equivalent securities of Holdings and (2) Company Merger Sub will merge with and into TSH Company, with TSH Company continuing as the surviving entity and a wholly owned subsidiary of Lower Holdings (the “Company Merger,” and together with the SPAC Merger, the “Mergers”) and with the members of TSH Company receiving cash (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “proposed Business Combination”). The board of directors of SPAC (the “SPAC Board”) unanimously approved the Merger Agreement and the Mergers and resolved to recommend the approval and adoption of the Merger Agreement and the proposed Business Combination by the stockholders of SPAC. The proposed Business Combination is expected to be consummated after obtaining the required approvals by the stockholders of SPAC and the Requisite Members (as defined in the Merger Agreement) of TSH Company and the satisfaction of certain other customary closing conditions.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

Registration Rights Agreement

In connection with the Closing, Holdings, Sponsor, and certain TSH Company equityholders will enter into a registration rights agreement in a form reasonably satisfactory to the Parties, pursuant to which, among other things, Holdings will agree to provide certain TSH Company equity holders with certain rights relating to the registration for resale of the Holdings securities that they will receive in connection with the Mergers.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

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

Amendment to Merger Agreement

On November 8, 2024, the parties to the Merger Agreement entered into an Amendment to and Waiver of Agreement and Plan of Merger (the “Amendment”) pursuant to which the parties agreed, among other things, to amend the Merger Agreement to (a) replace the SPAC Parties as follows: (i) Holdings will be replaced by Uinta Infrastructure Group Corp., a Delaware corporation (“UIGC”); (ii) Lower Holdings will be replaced by Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of UIGC; (iii) SPAC Merger Sub will be replaced by Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of UIGC; and (iv) Company Merger Sub will be replaced by Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings, (b) permit the amendment of the SPAC Organizational Documents to accommodate the potential conversion of the SPAC Class B Common Stock to an equal number of SPAC Class A Common Stock at the option of the majority of the Class B Common Stock holders, and (c) waive any representations or interim covenants otherwise breached by transactions contemplated by the Amendment.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Amendment to Sponsor Support Agreement

On November 8, 2024, in connection with the Amendment, the parties to the Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement, pursuant to which the parties agreed, among other things, to replace Holdings with UIGC.

Entry into Non-Binding Letter of Intent with Shell Trading

On November 6, 2024, the Company entered into a non-binding letter of intent for a crude supply and offtake agreement (the “Offtake Agreement”) with Shell Trading (US) Company (“STUSCO”), the commencement of which is conditioned upon, among other things, the closing of the proposed Business Combination. Under this prospective arrangement, STUSCO would supply volumes of crude feedstock to the Company’s refining and terminating facility in Vernal, Utah (the “Facility”) and purchase certain crude oil products produced from such feedstock.

The initial term (the “Initial Term”) of the Offtake Agreement is 10 years from the date upon which the Facility commences operation (the “In-Service Date”), which In-Service Date is expected to be December 31, 2028, and may be extended by mutual agreement of the parties to the Offtake Agreement. STUSCO will have a one-time option (the “Extension Option”) to extend the Initial Term of the Offtake Agreement by five years (“Option Term”). In the event STUSCO elects to exercise its Extension Option, the Offtake Agreement will be automatically renewed from the end of the Option Term on one-year terms (each, a “Renewal Term”) unless cancelled in writing, by either party, at least 180 days in advance of the end of the Option Term or any Renewal Term, as applicable. The Initial Term, the Option Term, and the Renewal Term(s), as applicable, are collectively referred to as (the “Term”).

The commencement of the Term of the Offtake Agreement is subject to certain conditions precedent, including the below (collectively, the “Conditions Precedent”):

●	the occurrence of the closing of the transactions contemplated by the Merger Agreement, in accordance with the terms and conditions therein;
●	the completion necessary refurbishment, construction, permitting, and receipt of approvals of or by the Facility have occurred;
●	the In-Service Date occurring on or before December 31, 2028 (the “In-Service Deadline”);
●	the Facility obtaining and maintaining the nameplate capacity for the period required to process 500,000 barrels in a 60-day time frame (the “Nameplate Capacity”), or approximately 15,000 barrels of crude feedstocks per day;
●	the Facility being able to (i) receive crude feedstocks (the “Crude Feedstock”) that meet certain Required Crude Feedstock Specifications (as defined in the Offtake Agreement) via truck LACT; and (ii) process and deliver LPG, Naphtha, Gasoil, and ULSFO (collectively the “Crude Oil Products”);
●	the Facility being able to convert the Crude Feedstock into Crude Oil Products and make available for re-delivery or pick up by STUSCO; and
●	the Company delivering to STUSCO an executed subordination agreement in favor of STUSCO, from each third party with a security interest or similar interest in the Crude Oil Products to: (i) recognize STUSCO’s rights to net and offset amounts owed by STUSCO and (ii) subordinate any such lien to STUSCO’s rights.

If the Conditions Precedent do not occur by the In-Service Deadline, then STUSCO has a one-time option to terminate the Offtake Agreement without liability to the Company. STUSCO will have the right to independently determine if the Conditions Precedent have been satisfied or waived, in its sole discretion, acting reasonably and in good faith.

STUSCO will be the sole supplier of Crude Feedstock to the Facility, and the sole purchaser of Crude Oil Products for the initial Nameplate Capacity, and for any expansion capacity for which STUSCO contracts. The Company will be responsible for maintaining operational storage, line fill, tank heels, etc. necessary to operate the Facility. Any capacity that remains uncontracted by STUSCO is exempt from the terms of the Offtake Agreement and may be taken to the open market. STUSCO will have a right of first refusal to any expansion in refining capacity at the Facility. If the Company offers substantially the same services to a third party at more favorable prices, STUSCO will be entitled to receive the same.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

STUSCO has no minimum volume commitments for delivery of Crude Feedstocks or offtake of Crude Oil Products to be supplied to or purchased from the Facility during the Term. However, STUSCO does have a Minimum Revenue Commitment (defined below) under the Offtake Agreement. The purchase price of the Crude Feedstock under the Offtake Agreement will be based on WTI CMA NYMEX (M+1) less a specified differential per barrel (the “Differential”). The purchase price for Crude Oil Products will be based on WTI CMA NYMEX (M+1) less the Differential, plus an agreed processing fee (the “Processing Fee”), and subject to an annual escalation with a negotiated cap.

STUSCO will pay the Company a monthly minimum revenue commitment (currently estimated to be $400,000 per month) for a period of five years (the “Monthly Minimum Revenue Commitment”). The total sum of the Monthly Minimum Revenue Commitment payments must equal the total minimum revenue commitment, estimated to be $25,000,000 (the “Total Minimum Revenue Commitment”). Upon the satisfaction of the Total Minimum Revenue Commitment, and if the Facility is not operating due to STUSCO’s election to nominate less than the minimum operational capacity (the “Minimum Operational Capacity”), STUSCO will pay a minimum payment of approximately $50,000 per month (the “Minimum Payment”).

If the average value based on the formula agreed by the parties to the Offtake Agreement for the applicable month of delivery of the Crude Oil Products (the “Crack”) exceeds the established Processing Fee and the Monthly Minimum Revenue Commitment, net of actual losses at the Facility and deemed losses in transportation, any resulting positive difference (“Positive Differential”) will be split 50%/50% between the Company and STUSCO (“Profit Sharing Split”).

After the Initial Term, or upon STUSCO paying to the Company the Total Minimum Revenue Commitment, whichever is earlier, the Positive Differential will be adjusted to an amount equal the positive difference between the Crack and an amount equal to the agreed discount to the initial Processing Fee, and the Profit Sharing Split will be allocated 75% to the Company and 25% to STUSCO.

So long as the Facility maintains the Minimum Operational Capacity on average during a calendar month, then no credits will be created. If the Facility is not able to meet the Minimum Operational Capacity, then a credit will be created for each barrel below the Minimum Operational Capacity the Facility is unable to process. Any credit created, must be used within the 24-month period following the creation thereof, and any credits remaining at the end of the Term must be used within six months, or may be accounted for in any renewal negotiated at the time.

Performance under the Offtake Agreement may be excused in connection with certain force majeure events. However, in the event the Company declares a force majeure event with respect to the Facility lasting more than 270 consecutive days, or 270 days in the aggregate over a period of 365 consecutive days, STUSCO will have the option but not the obligation to, exercisable within 30 days after such period: (i) terminate the Offtake Agreement or (ii) extend the Initial Term by the number of days the Facility is under force majeure (a “Force Majeure Extension”). In the event the Facility assets are damaged such that the Facility will be inoperable for at least 18 months, the Company will have no obligation to continue operations, and each of the Company and STUSCO will have the right to terminate the Offtake Agreement. In the event STUSCO terminates the Offtake Agreement for force majeure in accordance with the foregoing, any unused deficiency credit balance will be automatically forfeited.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – CONTINUED

Upon the approval and in conjunction with the final investment decision of the Uinta Basin Railway (the “UBR”), STUSCO will have a right of first refusal to subscribe to capacity through the rail terminal and on the UBR at the then applicable shipping rates, up to STUSCO’s then existing capacity through the Facility.

The foregoing is a summary of a non-binding letter of intent relating to the Offtake Agreement. The terms and conditions of the final Offtake Agreement to be entered into by the parties thereto, when and if entered into, may differ materially from the terms and conditions described in the non-binding letter of intent summarized above and remain subject to the negotiation and approval of the parties to the Offtake Agreement.

Liquidity and Going Concern

At September 30, 2024, the Company had $426 in cash and $11,458,995 in working capital deficit.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulation of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The Accompanying unaudited statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 17, 2024 which contains the audited financial statements and notes thereto.

The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly - owned subsidiaries. All intercompany transactions have been eliminated.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

Net Income Per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating net income per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common stock as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented. As of September 30, 2024 and 2023 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2024		2023
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$5,257	$15,780	$2,191,939	$1,311,915
Denominator:
Basic and diluted weighted average common shares outstanding	1,915,386	5,750,000	9,607,057	5,750,000
Basic and diluted net (loss) income per common stock	$0.00	$0.00	$0.23	$0.23

	For the Nine Months Ended September 30,
	2024		2023
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$392,990	$880,489	$7,638	$18,230
Denominator:
Basic and diluted weighted average common shares outstanding	2,566,410	5,750,000	13,724,208	5,750,000
Basic and diluted net income per common stock	$0.15	$0.15	$0.00	$0.00

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of September 30, 2024 and December 31, 2023, 1,915,386 and 6,489,246 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s balance sheet. At September 30, 2024 and December 31, 2023, the Common Stock reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Class A Common stock subject to possible redemption December 31, 2022	23,000,000	$237,124,704
Less:
Redemption of Common Stock	(16,510,754)	(174,141,949)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	8,491,741

Class A Common stock subject to possible redemption December 31, 2023	6,489,246	71,474,496
Less:
Redemption of Common Stock	(4,573,860)	(50,312,460)
Payable to redeeming shareholders	—	(395,138)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	791,449
Class A Common stock subject to possible redemption, March 31, 2024	1,915,386	21,558,347
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	337,231
Class A Common stock subject to possible redemption, June 30, 2024	1,915,386	21,895,578
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	382,131
Class A Common stock subject to possible redemption, September 30, 2024	1,915,386	$22,277,709

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

The carrying amounts reflected in the balance sheets for cash, accounts payable, accrued expenses, and due to related party approximate fair value due to short-term nature.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Stock-based Compensation

The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date the financial statements were issued, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the three and nine months ended September 30, 2024, was (84.1)% and (22.2)% respectively, and for the three and nine months ended September 30, 2023, was 5.7% and (97.1%). The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets and prior-year true-ups.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2024.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023 and the Company recognized $163,845 in accrued interest and penalties at September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2021 and 2022 tax years, which are the only periods subject to examination.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Risks and Uncertainties

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Under the final regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

Management has established a liability in the amount of $2,251,177 and $1,741,420 related to the excise tax included in current liabilities on the Company’s balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of September 30, 2024, the Company had $23,755,380 of Money Market Funds which are invested primarily in U.S. Treasury Securities held in the Trust Account. During the year ended September 30, 2024, the Company paid $50,707,598 from the funds held in Trust Account related to redemption of Class A Common Stock as a result of the February 2024 Special Meeting.

During the three and nine months ended September 30, 2024, the Company made $0 and $83,253, respectively, in withdrawals from the Trust Account to pay taxes and deposited $150,000 and $540,000, respectively, in the Trust Account as a result of the Special Meetings that occurred in February 2024 and August 2023 to extend the Business Combination date. During the three and nine months ended September 30, 2023, the Company withdrew $40,000 and $634,257, respectively, from the Trust Account to pay taxes and deposited $972,205 and $4,433,225, respectively, to extend the period to consummate a Business Combination. Additionally, since September 30, 2024 to the filing of this Form 10-Q, the Company has made an additional $150,000 in deposits in the Trust Account to extend the period to consummate the Business Combination to February 15, 2025.

As of December 31, 2023, the Company had $72,731,536 of Money Market Funds which were invested primarily in U.S. Treasury Securities held in the Trust Account. During the year ended December 31, 2023, the Company withdrew $634,257 of interest earned in the Trust Account to pay taxes. During the year ended December 31, 2023, the Company paid $174,141,949 from the funds held in Trust related to redemption of Class A common stock as a result of the Special Meeting that occurred in February 2023 and August 2023 to extend the Business Combination date.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 3 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,400,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant for $9,400,000 in the aggregate.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares. As such, the newly issued shares of Class A common stock are not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares.

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

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC (“Trident”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the Promissory Note to amend the Maturity Date (as defined in the Promissory Note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. At September 30, 2024 and December 31, 2023, the Company reported $1,040,710 and $600,000, respectively, as Note Payable – Related Party on the consolidated condensed balance sheets for the promissory notes to Trident.

On April 13, 2023, the Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of September 30, 2024 and December 31, 2023, the Company has borrowed and owes $5,393,225 and $4,853,225 under the Note Payable—Sponsor.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – CONTINUED

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full the date on which the Company consummates an initial Business Combination. At September 30, 2024 and December 31, 2023, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated condensed balance sheets.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated condensed balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance under advances from related parties of $100,770.

On October 11, 2024, the Company issued the October 2024 Convertible Note to BH Inc., pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,500,000. All unpaid principal under the October 2024 Convertible Note is due and payable in full on the date on which the Company consummates its proposed Business Combination with TSH Company. Pursuant to the terms of the October 2024 Convertible Note, this Note shall convert into 355,000 shares of UIGC’s common stock (as defined and amended in the Merger Agreement), provided that, should the Business Combination fail to close for any reason, the Company shall use reasonable efforts to satisfy its obligations under this October 2024 Convertible Note by cash payment in an amount equal to $3,900,000. Any balance under this Note may be prepaid at any time. Additionally, if a Business Combination is not consummated, the October 2024 Convertible Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account.

Administrative Services Agreement

The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee reviews on a quarterly basis all payments made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the three and nine months ended September 30, 2024 and 2023, the Company recognized $30,000 and $90,000, respectively, related to the administrative services agreement included in operating expenses on the statement of operations. At September 30, 2024 and December 31, 2023, the Company owed $90,000 and $0 as reported in accrued expenses on the consolidated condensed balance sheets.

NOTE 5 – COMMITMENTS & CONTINGENCIES

Registration and Stockholder Rights

The holders of the Founder Shares (including the Class B common stock converted to Class A common stock), Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement signed in relation to the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 1,915,386 and 6,489,246 shares of Class A common stock issued and outstanding, including 1,915,386 and 6,489,246 subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 30, 2024 and December 31, 2023, there were 5,750,000 shares of Class B common stock issued and outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares (discussed in Note 4). As such, the newly issued shares of Class A common stock are not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2024

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$23,755,380	$—	$—
Liabilities
Warrant Liability—Public Warrants	$—	$—	$460,000
Warrant Liability—Private Placement Warrants	$—	$—	$376,000

December 31, 2023

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$72,731,536	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,150,000	$—	$—
Warrant Liability—Private Placement Warrants	$—	$—	$940,000

As of September 30, 2024 and December 31, 2023, the Company’s Public Warrants were traded on a market exchange. At December 31, 2023, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs). At March 31, 2024, the Company utilized quoted market exchange trade pricing to value the Public Warrants. However, due to insufficient trading activity, these valuations could not be classified as Level 1 and were thus reclassified as (Level 2). As of September 30, 2024, there was still insufficient trading activity for the Company to utilize the market exchange to determine the fair value of the Public Warrants. Consequently, the Company utilized an independent third party to value the Public Warrants using a binomial options pricing model, which involves Level 3 inputs.

At September 30, 2024 and December 31, 2023, the Company utilized an independent third party to value the Private Placement Warrants with a binomial options pricing model (Level 3 inputs).

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

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

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Public Warrants and Private Placement Warrants:

At September 30, 2024
Share Price	$11.02
Exercise Price	$11.50
Years to Expiration	5.13
Volatility	12.2%
Risk-Free Rate	3.52%
Dividend Yield	0.00%

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Private Placement Warrants:

At December 31, 2023
Share Price	$10.99
Exercise Price	$11.50
Years to Expiration	5.13
Volatility	2.6%
Risk-Free Rate	3.77%
Dividend Yield	0.00%

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at September 30, 2024 and 2023:

Warrant Liabilities
Fair Value at January 1, 2024 – Private Placement Warrants	$940,000
Change in Fair Value – Private Placement Warrants	(921,200)
Fair Value at March 31, 2024 – Private Placement Warrants	$18,800
Change in Fair Value – Private Placement Warrants	451,200
Reclassification of Public Warrants to Level 3	575,000
Fair Value at June 30, 2024 – Public Warrants and Private Placement Warrants	$1,045,000
Reclassification of Public Warrants to Level 3	(209,000)
Fair Value at September 30, 2024 –Public Warrants and Private Placement Warrants	$836,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – CONTINUED

Warrant Liabilities
Fair Value at January 1, 2023 – Private Placement Warrants	$1,316,000
Change in Fair Value – Private Placement Warrants	1,504,000
Fair Value at March 31, 2023 – Private Placement Warrants	$2,820,000
Change in Fair Value – Private Placement Warrants	846,000
Fair Value at June 30, 2023 – Private Placement Warrants	$3,666,000
Change in Fair Value – Private Placement Warrants	(1,316,000)
Fair Value at September 30, 2023 – Private Placement Warrants	$2,350,000
Change in Fair Value – Private Placement Warrants	(1,410,000)
Fair Value at December 31, 2023 – Private Placement Warrants	$940,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods.

Investments Held in Trust Account

At September 30, 2024, the Company’s Trust Account held investments in Money Market Funds which are invested primarily in U.S. Treasury Securities. The assets held in the Trust Account at September 30, 2024 and December 31, 2023 within the balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than disclosed in the Notes to the Consolidated Condensed Financial Statements, that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we” “us” or the “Company” refer to Integrated Rail and Resources Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DHIP Natural Resources Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On February 12, 2024, at a special meeting in lieu of an annual meetings of stockholders of the Company (the “February 2024 Special Meeting”), stockholders approved a third extension Amendment Proposal (the “Third Extension Amendment Proposal”) to extend the date by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 16, 2021 (the “IPO”), from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the trust account (the “Trust Account”) $50,000 for such one-month extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a Business Combination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the Company’s board of directors (the “Board”), until November 15, 2024, or a total of up to nine (9) months after February 15, 2024 (such date as extended, the “Deadline Date”), by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one- month extension on or prior to each applicable Deadline Date, unless the closing of a Business Combination shall have occurred prior thereto.

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

On November 14, 2024, the Company held a special meeting of stockholders (the “November 2024 Special Meeting”), whereby the Company’s stockholders approved a proposal (the “November 2024 Extension Amendment Proposal”) to amend the Charter (the “November 2024 Extension Amendment”) to extend the Deadline Date from November 15, 2024 to December 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for such one-month extension (an “Extension Payment”) on or prior to November 15, 2024, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis up to five times by an additional one month each time after December 15, 2024 or later extended Deadline Date, by resolution of the Board, if requested by the Sponsor, upon five days’ advance notice prior to the applicable Deadline Date, until May 15, 2024, or a total of up to six months after November 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the November 2024 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $5,543,225 in the Trust Account to extend the period to consummate a Business Combination to February 15, 2025 including $150,000 and $540,000 during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company deposited $972,205 and $4,433,225, respectively, to extend the period to consummate a Business Combination.

Conversion of Class B Shares to Class A Shares

On November 13, 2024, the holders of the Company’s Class B common stock converted all issued and outstanding shares of Class B common stock (5,750,000 shares), on a one-for-one basis, into shares of Class A common stock. The newly issued shares of Class A common stock continue to be referred to as Founder Shares (discussed in Note 4). As such, the newly issued shares of Class A common stock are not redeemable and continue to carry restrictions regarding their assignment, transference and selling of the shares.

Promissory Notes

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial business combination for the Company, including without limitation both the daily operations of the Corporation prior to an initial business combination and potential monthly extensions to the time period for the Corporation to enter into and complete an initial business combination. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the Promissory Note to amend the Maturity Date (as defined in the Promissory Note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

On October 11, 2024, the Company issued an unsecured convertible promissory note to B H INC. (“BH Inc.”), a Utah corporation (“October 2024 Convertible Note”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,500,000. All unpaid principal under the October 2024 Convertible Note is due and payable in full on the date on which the Company consummates its proposed Business Combination with TSH Company (discussed below). Pursuant to the terms of the October 2024 Convertible Note, this Note shall convert into 355,000 shares of UIGC’s   common stock (as defined and amended in the Merger Agreement and described below), provided that, should the Business Combination fail to close for any reason, the Company shall use reasonable efforts to satisfy its obligations under this October 2024 Convertible Note by cash payment in an amount equal to $3,900,000. Any balance under this Note may be prepaid at any time. Additionally, if a Business Combination is not consummated, the October 2024 Convertible Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account.

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

Proposed Business Combination

Merger Agreement

On August 12, 2024, the Company (“SPAC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) SPAC, (ii) Uinta Integrated Infrastructure Inc., a Delaware corporation (“Holdings”), (iii) Uinta Integrated Infrastructure Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) RR Integration Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings (“SPAC Merger Sub”), (v) RRG Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings (“Company Merger Sub,” and together with SPAC Merger Sub, the “Merger Subs”; the Merger Subs, SPAC, Lower Holdings and Holdings are collectively referred to herein as the “SPAC Parties”), (vi) Tar Sands Holdings II, LLC, a Utah limited liability company (“TSH Company”), and (vii) Endeavor Capital Group, LLC (the “Company Member Representative”) (each entity named in (i) through (vii) above, a “Party,” and collectively, the “Parties”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (1) SPAC Merger Sub will merge with and into SPAC, with SPAC continuing as the surviving entity and a wholly owned subsidiary of Holdings (the “SPAC Merger”) and with the security holders of SPAC receiving substantially equivalent securities of Holdings and (2) Company Merger Sub will merge with and into TSH Company, with TSH Company continuing as the surviving entity and a wholly owned subsidiary of Lower Holdings (the “Company Merger,” and together with the SPAC Merger, the “Mergers”) and with the members of TSH Company receiving cash (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “proposed Business Combination”). The board of directors of SPAC (the “SPAC Board”) unanimously approved the Merger Agreement and the Mergers and resolved to recommend the approval and adoption of the Merger Agreement and the proposed Business Combination by the stockholders of SPAC. The proposed Business Combination is expected to be consummated after obtaining the required approvals by the stockholders of SPAC and the Requisite Members (as defined in the Merger Agreement) of TSH Company and the satisfaction of certain other customary closing conditions.

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

Registration Rights Agreement

In connection with the Closing, Holdings, Sponsor, and certain TSH Company equity holders will enter into a registration rights agreement in a form reasonably satisfactory to the Parties, pursuant to which, among other things, Holdings will agree to provide certain TSH Company equity holders with certain rights relating to the registration for resale of the Holdings securities that they will receive in connection with the Mergers.

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

Amendment to Merger Agreement

On November 8, 2024, the parties to the Merger Agreement entered into an Amendment to and Waiver of Agreement and Plan of Merger (the “Amendment”) pursuant to which the parties agreed, among other things, to amend the Merger Agreement to (a) replace the SPAC Parties as follows: (i) Holdings will be replaced by Uinta Infrastructure Group Corp., a Delaware corporation (“UIGC”); (ii) Lower Holdings will be replaced by Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of UIGC; (iii) SPAC Merger Sub will be replaced by Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of UIGC; and (iv) Company Merger Sub will be replaced by Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings, (b) permit the amendment of the SPAC Organizational Documents to accommodate the potential conversion of the SPAC Class B Common Stock to an equal number of SPAC Class A Common Stock at the option of the majority of the Class B Common Stock holders, and (c) waive any representations or interim covenants otherwise breached by transactions contemplated by the Amendment.

Amendment to Sponsor Support Agreement

On November 8, 2024, in connection with the Amendment, the parties to the Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement, pursuant to which the parties agreed, among other things, to replace Holdings with UIGC.

Entry into Non-Binding Letter of Intent with Shell Trading

On November 6, 2024, the Company entered into a non-binding letter of intent for a crude supply and offtake agreement (the “Offtake Agreement”) with Shell Trading (US) Company (“STUSCO”), the commencement of which is conditioned upon, among other things, the closing of the proposed Business Combination. Under this prospective arrangement, STUSCO would supply volumes of crude feedstock to the Company’s refining and terminating facility in Vernal, Utah (the “Facility”) and purchase certain crude oil products produced from such feedstock.

The initial term (the “Initial Term”) of the Offtake Agreement is 10 years from the date upon which the Facility commences operation (the “In-Service Date”), which In-Service Date is expected to be December 31, 2028, and may be extended by mutual agreement of the parties to the Offtake Agreement. STUSCO will have a one-time option (the “Extension Option”) to extend the Initial Term of the Offtake Agreement by five years (“Option Term”). In the event STUSCO elects to exercise its Extension Option, the Offtake Agreement will be automatically renewed from the end of the Option Term on one-year terms (each, a “Renewal Term”) unless cancelled in writing, by either party, at least 180 days in advance of the end of the Option Term or any Renewal Term, as applicable. The Initial Term, the Option Term, and the Renewal Term(s), as applicable, are collectively referred to as (the “Term”).

The commencement of the Term of the Offtake Agreement is subject to certain conditions precedent, including the below (collectively, the “Conditions Precedent”):

●	the occurrence of the closing of the transactions contemplated by the Merger Agreement, in accordance with the terms and conditions therein;

●	the completion necessary refurbishment, construction, permitting, and receipt of approvals of or by the Facility have occurred;

●	the In-Service Date occurring on or before December 31, 2028 (the “In-Service Deadline”);

●	the Facility obtaining and maintaining the nameplate capacity for the period required to process 500,000 barrels in a 60-day time frame (the “Nameplate Capacity”), or approximately 15,000 barrels of crude feedstocks per day;

●	the Facility being able to (i) receive crude feedstocks (the “Crude Feedstock”) that meet certain Required Crude Feedstock Specifications (as defined in the Offtake Agreement) via truck LACT; and (ii) process and deliver LPG, Naphtha, Gasoil, and ULSFO (collectively the “Crude Oil Products”);

●	the Facility being able to convert the Crude Feedstock into Crude Oil Products and make available for re-delivery or pick up by STUSCO; and

●	the Company delivering to STUSCO an executed subordination agreement in favor of STUSCO, from each third party with a security interest or similar interest in the Crude Oil Products to: (i) recognize STUSCO’s rights to net and offset amounts owed by STUSCO and (ii) subordinate any such lien to STUSCO’s rights.

If the Conditions Precedent do not occur by the In-Service Deadline, then STUSCO has a one-time option to terminate the Offtake Agreement without liability to the Company. STUSCO will have the right to independently determine if the Conditions Precedent have been satisfied or waived, in its sole discretion, acting reasonably and in good faith.

STUSCO will be the sole supplier of Crude Feedstock to the Facility, and the sole purchaser of Crude Oil Products for the initial Nameplate Capacity, and for any expansion capacity for which STUSCO contracts. The Company will be responsible for maintaining operational storage, line fill, tank heels, etc. necessary to operate the Facility. Any capacity that remains uncontracted by STUSCO is exempt from the terms of the Offtake Agreement and may be taken to the open market. STUSCO will have a right of first refusal to any expansion in refining capacity at the Facility. If the Company offers substantially the same services to a third party at more favorable prices, STUSCO will be entitled to receive the same.

STUSCO has no minimum volume commitments for delivery of Crude Feedstocks or offtake of Crude Oil Products to be supplied to or purchased from the Facility during the Term. However, STUSCO does have a Minimum Revenue Commitment (defined below) under the Offtake Agreement. The purchase price of the Crude Feedstock under the Offtake Agreement will be based on WTI CMA NYMEX (M+1) less a specified differential per barrel (the “Differential”). The purchase price for Crude Oil Products will be based on WTI CMA NYMEX (M+1) less the Differential, plus an agreed processing fee (the “Processing Fee”), and subject to an annual escalation with a negotiated cap.

STUSCO will pay the Company a monthly minimum revenue commitment (currently estimated to be $400,000 per month) for a period of five years (the “Monthly Minimum Revenue Commitment”). The total sum of the Monthly Minimum Revenue Commitment payments must equal the total minimum revenue commitment, estimated to be $25,000,000 (the “Total Minimum Revenue Commitment”). Upon the satisfaction of the Total Minimum Revenue Commitment, and if the Facility is not operating due to STUSCO’s election to nominate less than the minimum operational capacity (the “Minimum Operational Capacity”), STUSCO will pay a minimum payment of approximately $50,000 per month (the “Minimum Payment”).

If the average value based on the formula agreed by the parties to the Offtake Agreement for the applicable month of delivery of the Crude Oil Products (the “Crack”) exceeds the established Processing Fee and the Monthly Minimum Revenue Commitment, net of actual losses at the Facility and deemed losses in transportation, any resulting positive difference (“Positive Differential”) will be split 50%/50% between the Company and STUSCO (“Profit Sharing Split”).

After the Initial Term, or upon STUSCO paying to the Company the Total Minimum Revenue Commitment, whichever is earlier, the Positive Differential will be adjusted to an amount equal the positive difference between the Crack and an amount equal to the agreed discount to the initial Processing Fee, and the Profit Sharing Split will be allocated 75% to the Company and 25% to STUSCO.

So long as the Facility maintains the Minimum Operational Capacity on average during a calendar month, then no credits will be created. If the Facility is not able to meet the Minimum Operational Capacity, then a credit will be created for each barrel below the Minimum Operational Capacity the Facility is unable to process. Any credit created, must be used within the 24-month period following the creation thereof, and any credits remaining at the end of the Term must be used within six months, or may be accounted for in any renewal negotiated at the time.

Performance under the Offtake Agreement may be excused in connection with certain force majeure events. However, in the event the Company declares a force majeure event with respect to the Facility lasting more than 270 consecutive days, or 270 days in the aggregate over a period of 365 consecutive days, STUSCO will have the option but not the obligation to, exercisable within 30 days after such period: (i) terminate the Offtake Agreement or (ii) extend the Initial Term by the number of days the Facility is under force majeure (a “Force Majeure Extension”). In the event the Facility assets are damaged such that the Facility will be inoperable for at least 18 months, the Company will have no obligation to continue operations, and each of the Company and STUSCO will have the right to terminate the Offtake Agreement. In the event STUSCO terminates the Offtake Agreement for force majeure in accordance with the foregoing, any unused deficiency credit balance will be automatically forfeited.

Upon the approval and in conjunction with the Final Investment Decision of the Uinta Basin Railway (the “UBR”), STUSCO will have a right of first refusal to subscribe to capacity through the rail terminal and on the UBR at the then applicable shipping rates, up to STUSCO’s then existing capacity through the Facility.

The foregoing is a summary of a non-binding letter of intent relating to the Offtake Agreement. The terms and conditions of the final Offtake Agreement to be entered into by the parties thereto, when and if entered into, may differ materially from the terms and conditions described in the non-binding letter of intent summarized above and remain subject to the negotiation and approval of the parties to the Offtake Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net income of $21,037, which consisted of interest and income earned on cash and investment in the Trust Account of $328,437 and a non-cash change in fair value of warrant liabilities of $209,000 partially offset by operating costs of $405,080 and a provision for income taxes of $111,320.

For the three months ended September 30, 2023, we had a net income of $3,503,854, which consisted of operating costs of $273,767 and a provision for income taxes of $213,088, offset by interest and income earned on cash and investment in the Trust Account of $1,298,862, unrealized gain on investments held in the Trust Account of $234,153, and a non-cash change in fair value of warrant liabilities of $2,926,000.

For the nine months ended September 30, 2024, we had a net income of $1,273,479, which consisted of interest and income earned on cash and investment in the Trust Account of $1,274,699 and a gain on change in fair value of warrant liabilities of $1,254,000 partially offset by operating costs of $890,887, and a provision for income taxes of $364,333.

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

Liquidity and Capital Resources

At September 30, 2024, we had $426 in cash and a working capital deficit of $11,458,995.

For the nine months ended September 30, 2024, cash used in operating activities was $523,726. Net income of $1,273,479 was affected by a change in the fair value of warrant liabilities of $1,254,000, and interest from cash and marketable securities held in the Trust Account of $1,274,695. Changes in operating assets and liabilities affected cash positively by $731,490 of cash for operating activities.

For the nine months ended September 30, 2024, cash provided by investing activities was $50,250,851 including cash deposited in Trust Account of $540,000, withdrawal from Trust Account to pay franchise and income taxes of $83,253 and withdrawal from the Trust Account to redeeming stockholders for $50,707,598.

For the nine months ended September 30, 2024, cash used in financing activities was $49,726,888 and included $540,000 in proceeds from a note payable from Sponsor and a related party of the Company for $440,710 and a payment to redeeming stockholders for $50,707,598.

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

As of September 30, 2024, the Company withdrew an aggregate of $224,849,547 for payment to redeeming stockholders. At September 30, 2024, the fair value of the investments held in the Trust Account was $23,755,380 as recognized on the balance sheet. As of December 31, 2023, the Company withdrew funds for payment to redeeming stockholders totaling $174,141,949. At December 31, 2023, the fair value of the investments held in the Trust Account was $72,731,536 as recognized on the balance sheet.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended September 30, 2024, the Company made $83,253 withdrawals of interest earned in the Trust Account to pay taxes.

At September 30, 2024, we had cash of $426 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $5,393,225 for extension purposes, a Note Payable due to a related party used for working capital purposes of $1,040,710 and an additional working capital loan due to the Sponsor of the Company for $17,935. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended September 30, 2024, we had a promissory note with a related party for $1,040,710 to fund working capital. Additionally, at September 30, 2024 we owed an affiliate of the Sponsor $5,393,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company (except where waived, as described above under Item 1 Business—Sources of Target Businesses and elsewhere in this report). We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

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

At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of September 30, 2024, 1,915,386 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ equity section of the Company’s balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021).
3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023).
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).
3.5	By-Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 21, 2021).
10.1	Promissory Note, dated as of February 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).
10.2	Amended & Restated Promissory Note, dated as of January 10, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: January 14, 2025	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: January 14, 2025	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman
(Principal Financial and Accounting Officer)