Form 10-K
period 2024-12-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2025-03-24
CIK 1854795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 001-41048

Integrated Rail and Resources Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2581754
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 W. Morse Boulevard, Suite 220
Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321) 972-1583

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	OTC Pink: IRRXU	N/A
Class A common stock, par value $0.0001 per share	OTC Pink: IRRX	N/A
Warrants	OTC Pink: IRRXW	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued consolidated financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 24, 2025, there were 5,999,659 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Integrated Rail and Resources Acquisition Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act.” The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance; or

●	financial performance following our IPO (as defined below).

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

ii

FREQUENTLY USED TERMS

In this Form 10-K:

●	“IPO” or “Initial Public Offering” means SPAC’s initial public offering, which was consummated on November 16, 2021, of 23,000,000 SPAC Units, including 3,000,000 SPAC Units issued pursuant to the exercise by the underwriters of their over-allotment option in full, each SPAC Unit consisting of one share of SPAC Class A Common Stock and one-half of one Public Warrant.

●	“Public Warrant” or “SPAC Public Warrant” means a redeemable warrant entitling the holder thereof to purchase one share of SPAC Class A Common Stock for $11.50 per share in accordance with the terms of the applicable SPAC Unit.

●	“SPAC” or the “Company” means Integrated Rail and Resources Acquisition Corp., a Delaware corporation. Unless otherwise stated or unless the context otherwise requires, references to “we,” “us,” and “our” are to SPAC.

●	“SPAC Board” means the board of directors of SPAC.

●	“SPAC Charter” means SPAC’s Amended and Restated Certificate of Incorporation, dated November 11, 2021, as amended by that certain First Amendment to the Amended and Restated Certificate of Incorporation of SPAC dated February 9, 2023, as further amended by that certain Second Amendment to the Amended and Restated Certificate of Incorporation of SPAC, dated August 8, 2023, as further amended by that certain Third Amendment to the Amended and Restated Certificate of Incorporation of SPAC, dated February 12, 2024, as further amended by that certain Fourth Amendment to the Amended and Restated Certificate of Incorporation of SPAC, dated November 13, 2024, as further amended by that certain Fifth Amendment to the Amended and Restated Certificate of Incorporation of SPAC, dated November 15, 2024 and as may be further amended, supplemented or otherwise modified from time to time.

●	“SPAC Class A Common Stock” means the Class A common stock of SPAC, par value $0.0001 per share.

●	“SPAC Common Stock” means SPAC Class A Common Stock and SPAC Class B Common Stock.

●	“SPAC Stockholder” means any holder of SPAC Common Stock.

●	“SPAC Unit” means the units of SPAC sold in the IPO, consisting of one share of SPAC Class A Common Stock and one-half of one Public Warrant.

●	“Sponsor” means the SPAC’s sponsor, DHIP Natural Resources Investments, LLC, a Delaware limited liability company.

●	“Surviving Company” means the Company as the surviving entity after the Company Merger.

●	“TSH Company Manager” means Kevin S. Baugh.

iii

PART I

ITEM 1. BUSINESS

Introduction

Overview

SPAC is a blank check company incorporated in Delaware on March 12, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as the “Business Combination”. We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of the 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor (as defined below), our shares, debt or a combination of cash, shares and debt.

The registration statement for the Company’s IPO was declared effective on November 11, 2021. On November 16, 2021, the Company consummated its IPO of 23,000,000 SPAC Units, including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 SPAC Units. Each SPAC Unit consisted of one share of SPAC Class A Common Stock (the “Public Shares”) and one-half of one Public Warrant, at $10.00 per SPAC Unit. The SPAC Units were sold at a price of $10.00 per SPAC Unit, generating gross proceeds to the Company of $230,000,000.

Following the closing of the IPO on November 16, 2021, management agreed that an amount equal to at least $10.10 per SPAC Unit sold (or $232,300,000) in the Initial Public Offering and the proceeds of the Private Placement Warrants, would be held in a trust account (“Trust Account”) with Equiniti Trust Company, LLC (“Equiniti”) (formerly known as American Stock Transfer & Trust Company, LLC) acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. The Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from March 12, 2021 through December 31, 2024 related to the Company’s formation, its IPO, and subsequent to the IPO, identifying a target company for an initial Business Combination.

If the Company is unable to complete a Business Combination, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the SPAC Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with an initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Merger Agreement

On August 12, 2024, SPAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) SPAC, (ii) Uinta Integrated Infrastructure Inc., a Delaware corporation (“Holdings”), (iii) Uinta Integrated Infrastructure Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) RR Integration Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings (“SPAC Merger Sub”), (v) RRG Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings (“Company Merger Sub,” and together with SPAC Merger Sub, the “Merger Subs”; the Merger Subs, SPAC, Lower Holdings and Holdings are collectively referred to herein as the “SPAC Parties”), (vi) Tar Sands Holdings II, LLC, a Utah limited liability company (“TSH Company”), and (vii) Endeavor Capital Group, LLC (the “Company Member Representative”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, (1) SPAC Merger Sub will merge with and into SPAC, with SPAC continuing as the surviving entity and a wholly owned subsidiary of Holdings (the “SPAC Merger”) and with the security holders of SPAC receiving substantially equivalent securities of Holdings and (2) Company Merger Sub will merge with and into TSH Company, with TSH Company continuing as the surviving entity and a wholly owned subsidiary of Lower Holdings (the “Company Merger,” and together with the SPAC Merger, the “Mergers”) and with the members of TSH Company receiving cash (the transactions contemplated by the Merger Agreement, including, but not limited to the Mergers, the “proposed Business Combination”). The SPAC Board unanimously approved the Merger Agreement and the Mergers and resolved to recommend the approval and adoption of the Merger Agreement and the proposed Business Combination by the stockholders of SPAC. The proposed Business Combination is expected to be consummated after obtaining the required approvals by the stockholders of SPAC and the Requisite Members (as defined in the Merger Agreement) of TSH Company and the satisfaction of certain other customary closing conditions.

In connection with the execution and delivery of the Merger Agreement, (i) the Sponsor entered into a support agreement with the other parties thereto (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to vote its shares in favor of the Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement, and (ii) certain holders of Company Membership Interests (as defined in the Merger Agreement) entered into a support agreement (the “Company Support Agreement”), pursuant to which, among other things, such holders agreed not to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify, the recommendation of the TSH Company Manager in favor of the Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement.

On November 8, 2024, SPAC entered into that certain Amendment to and Waiver of the Merger Agreement (the “Amendment No. 1”), pursuant to which the parties agreed, among other things, to amend the Merger Agreement to (a) replace the SPAC Parties as follows: (i) Uinta Integrated Infrastructure Inc. (“Legacy Holdings”) will be replaced by Holdings; (ii) Uinta Integrated Infrastructure Holdings, Inc. will be replaced by Lower Holdings; (iii) RR Integration Merger Co. will be replaced by SPAC Merger Sub; and (iv) RRG Merger LLC will be replaced by Company Merger Sub, (b) permit the amendment of the SPAC Charter to accommodate the potential conversion of the SPAC Class B Common Stock to an equal number of SPAC Class A Common Stock at the option of the holders of a majority of the SPAC Class B Common Stock, and (c) waive any representations or interim covenants otherwise breached by transactions contemplated by Amendment No. 1. Concurrently, we entered into an Amendment to Sponsor Support Agreement (the “Amendment to Sponsor Support Agreement”), pursuant to which the parties agreed, among other things, to replace Legacy Holdings with Holdings as a party to the Sponsor Support Agreement.

On December 31, 2024, SPAC entered into that certain Second Amendment to Agreement and Plan of Merger (“Amendment No. 2”) pursuant to which the parties agreed to amend the Merger Agreement to extend the date by which SPAC must consummate an initial Business Combination, from the current termination date of December 15, 2024 to May 15, 2025, subject to the terms therein. The parties have continued and expect to continue regular discussions regarding the execution and timing of the Business Combination and to take all requisite corporate actions to advance towards the closing of the Business Combination.

NYSE Delisting

On March 11, 2024, the Company received correspondence from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (the “NYSE”) indicating that the Staff has determined to commence proceedings to delist the Public Shares and Public Warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

On March 11, 2024 the Company’s securities were delisted from the NYSE and effective as of March 12, 2024, the Company’s securities were available for trading in the over-the-counter (“OTC Pink”) market.

Trust Extensions

On February 12, 2024, at a special meeting in lieu of an annual meetings of stockholders of the Company (the “February 2024 Special Meeting”), an extension amendment proposal (the “Third Extension Amendment Proposal”) was approved and we extended the deadline to complete our initial Business Combination (the “Deadline Date”) to March 15, 2024 and granted the Company the right to extend the Deadline Date on a monthly basis up to eight (8) times by an additional one (1) month each time after March 15, 2024 or later extended Deadline Date, by resolution of the SPAC Board if requested by the Sponsor.

If the SPAC Board decided to implement an extension, the Sponsor or its designees agreed to contribute to us loans of $50,000 plus such amount for each calendar month (commencing on March 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until November 15, 2024. The purpose of the extension right is to provide the Company more time to complete a Business Combination, which the SPAC Board believes is in the best interests of our stockholders. The first such additional monthly extension to April 15, 2024 was implemented. On April 10, 2024, we issued a press release indicating the Company’s intent to extend the Deadline Date from April 15, 2024 to May 15, 2024.

In connection with the First Extension Amendment Proposal, Second Extension Amendment Proposal and the Third Extension Amendment Proposal, certain Public Stockholders elected to redeem all or a portion of their Public Shares. For stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest was net of taxes payable), divided by the number of then outstanding Public Shares. As a result, in connection with the First Extension Amendment Proposal, 9,155,918 shares were redeemed at $10.32 per share, totaling $94,489,075. In connection with the Second Extension Amendment Proposal, 7,354,836 shares were redeemed at $10.83 per share, totaling $79,652,874. In connection with the Third Extension Amendment Proposal, 4,573,860 shares were redeemed at $11.00 per share, totaling $50,312,460. In association with the February 2024 redemptions, the Company inadvertently underpaid the redeeming shareholders $395,138 or approximately $0.09 per share. On September 24, 2024, the February 2024 redeeming shareholders were paid the additional $395,138 due them.

On November 13, 2024, SPAC filed, with the unanimous consent of the SPAC Board and the consent a majority of the holders of SPAC Class B Common Stock, the Fourth Amended and Restated Certificate of Incorporation, with the Secretary of State of the State of Delaware (the “Class B Charter Amendment”), providing for the conversion of all of the shares of SPAC Class B Common Stock, on a one-for-one basis, into shares of SPAC Class A Common Stock, at the option of the holders of a majority of the SPAC Class B Common Stock (the “Class B Conversion Option”). On November 13, 2024, (i) the holders of a majority of the SPAC Class B Common Stock delivered a written consent to the SPAC Board, exercising the Class B Conversion Option; (ii) with the unanimous consent of the SPAC Board, SPAC instructed its transfer agent to initiate the conversion of all issued and outstanding shares of SPAC Class B Common Stock, on a one-for-one basis, into shares of SPAC Class A Common Stock; and (iii) an aggregate of 5,750,000 shares of SPAC Class B Common Stock were converted into 5,750,000 shares of SPAC Class A Common Stock.

On November 14, 2024, SPAC held a special meeting of stockholders (the “November 2024 Extension Meeting”), whereby the SPAC Stockholders approved a proposal (the “November 2024 Extension Amendment Proposal”) to adopt the Fifth Amendment to the Amended and Restated Certificate of Incorporation of SPAC (the “November 2024 Extension Amendment”) to extend the Deadline Date from November 15, 2024 to December 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for such one-month extension (an “Extension Payment”) on or prior to November 15, 2024, and to allow SPAC, without another stockholder vote, to further extend the Deadline Date on a monthly basis up to five (5) times by an additional one (1) month each time after December 15, 2024 or later extended Deadline Date, by resolution of the SPAC Board, if requested by the Sponsor, upon five days’ advance notice prior to the applicable Deadline Date, until May 15, 2025, or a total of up to six (6) months after November 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the November 2024 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date.

In connection with the stockholders’ vote at the November 2024 Extension Meeting, stockholders of 1,665,727 SPAC Class A Common Stock exercised their right to redeem such shares (the “November 2024 Redemptions”) for a pro rata portion of the funds held in the Trust Account. As a result, $19,470,737 (approximately $11.69 per share) was removed from the Trust Account to pay such holders and $4,390,255 remained in the Trust Account. Following the November 2024 Redemptions, SPAC had 5,999,659 shares of SPAC Class A Common Stock outstanding, which includes 249,659 shares subject to future redemptions.

On November 14, 2024, SPAC exercised its first extension by depositing $50,000 into the Trust Account to extend the Deadline Date from November 15, 2024 to December 15, 2024. On December 14, 2024 and January 14, 2025, SPAC exercised its extension options by depositing $50,000 into the Trust Account to extend the Deadline Date to February 15, 2025. On February 14, 2025, SPAC exercised its extension option by depositing $50,000 into the Trust Account to extend the Deadline Date to March 15, 2025. As of the date of this Form 10-K, an aggregate of $7,993,225 was deposited into the Trust Account to extend the Deadline Date.

Shell Commitment Agreement

As previously disclosed, on November 6, 2024, the Company entered into a non-binding letter of intent for a crude supply and offtake agreement (the “Shell Commitment Agreement”) with Shell Trading (US) Company (“STUSCO”), the commencement of which is conditioned upon, among other things, the closing of the Business Combination. Under this prospective arrangement, STUSCO would supply volumes of crude feedstock (“Crude Feedstock”) to the Company’s refining and terminating facility in Vernal, Utah (the “Facility”) and purchase certain crude oil products produced from such feedstock.

The initial term (the “Initial Term”) of the Shell Commitment Agreement is 10 years from the start of the Facility (the “In-Service Date”), which is expected to be December 31, 2028, and may be extended by mutual agreement of the parties. STUSCO will have a one-time option (the “Extension Option”) to extend the Initial Term by five (5) years (“Option Term”). In the event STUSCO elects to exercise its Extension Option, the Shell Commitment Agreement will be automatically renewed from the end of the Option Term on one (1) year terms (each, a “Renewal Term”) unless cancelled in writing, by either party, one hundred-eighty (180) days in advance of the end of the Option Term or any Renewal Term. The Initial Term, the Option Term, and Renewal Term(s), if applicable, are collectively referred to as (the “Term.”) The commencement of the Term is subject to certain conditions precedent described in Item 7 to this Report.

If the conditions precedent do not occur by the In-Service Date, then STUSCO has a one-time option to terminate the Shell Commitment Agreement without liability to us. STUSCO will have the right to independently determine if the conditions precedent have been satisfied or waived, in its sole discretion, acting reasonably and in good faith.

Acquisition Strategy

Following the closing of our IPO on November 16, 2021, we commenced our search for a potential initial Business Combination of one or more businesses. Prior to the consummation of the IPO, neither SPAC nor anyone on its behalf, had contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a transaction with TSH Company. After the IPO, SPAC’s officers and directors commenced an active search for prospective businesses and assets to acquire in the natural resources and infrastructure industries. In connection with the evaluating potential business combinations, members of SPAC’s management contacted and were contacted by, a number of individuals, entities, investment banks and private equity funds with respect to potential business combination opportunities.

SPAC was introduced to TSH Company in February 2024 through Jason Demers. Shortly after the introduction, SPAC and TSH Company executed a non-disclosure agreement and SPAC was granted access to TSH Company’s virtual dataroom. After many months of analysis, negotiations, and exchanged drafts, the SPAC Board unanimously voted to approve the execution of the Merger Agreement and the transactions contemplated thereby on August 12, 2024. That day, SPAC and TSH Company executed the Merger Agreement.

On November 8, 2024, the parties entered into Amendment No. 1. On December 31, 2024, the parties entered into Amendment No. 2. The parties have continued and expect to continue regular discussions regarding the execution and timing of the Business Combination and to take all requisite corporate actions to advance towards the closing of the Business Combination.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to execute the Business Combination. See the section titled “Our Management Team” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and can allocate their time to other businesses. Each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week to a majority of their time). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they each devote as much of their time as they each deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will each devote in any time period will vary based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial Business Combination.

Periodic Reporting and Financial Information

Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains consolidated financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at sec.gov or on the Company’s website at irr-x.com.

We will provide stockholders with audited financial statements of TSH Company as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing TSH Company. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and negotiating with TSH Company regarding the proposed Business Combination. Therefore, we do not believe that we currently face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. The SPAC Board is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since the IPO.

ITEM 2. PROPERTIES

Our executive offices are located at 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789 and our telephone number is (321) 972-1583. Our executive offices are provided to us by our Sponsor. Commencing on November 10, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support (the “Administrative Support Agreement”). Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. On March 21, 2025, the Sponsor agreed to waive (a) any and all rights to receive any and all payments owed to it by the Company under the agreement for the year ending December 31, 2025 and December 31, 2024, totaling $120,000 for each year, and (b) an aggregate of seven (7) payments owed to it during the year ending December 31, 2023, totaling $70,000 for the year. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

On September 6, 2024, Tyr Energy Utah Logistics, LLC (“Tyr Energy”) filed suit against DHIP Group, LLC (f/k/a Drexel Hamilton Infrastructure Partners, LLC), DHIP Group, LP (f/k/a Drexel Hamilton Infrastructure Partners, LP), our Sponsor, and SPAC (collectively, “Defendants”), Case No. 2024CCV-61061-1 in the County Court at Law, Number 1, Nueces County, Texas. Tyr Energy asserts claims for breach of a non-disclosure and non-circumvent agreement and tortious interference with the same agreement in connection with the public announcement of a proposed merger and business combination involving SPAC and TSH Company. Tyr Energy initially obtained a temporary restraining order but subsequently withdrew such temporary restraining order without prejudice. After Defendants DHIP Group, LLC, DHIP Group, LP, and our Sponsor specially appeared to dispute specific personal jurisdiction in Texas, Defendants DHIP Group, LLC and DHIP Group, LP removed the case to the U.S. District Court for the Southern District of Texas, Case No. 2:24-cv-00239. Defendants DHIP Group, LLC, DHIP Group, LP, and our Sponsor have now moved to dismiss Tyr Energy’s claims for lack of personal jurisdiction, failure to state a claim upon which relief can be granted, and improper service. Tyr Energy has moved to remand the case to state court. Subject to resolution of this motion, all Defendants vehemently dispute liability and intend to vigorously defend themselves against Tyr Energy’s claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The SPAC Units began trading under the symbol “IRRXU” on November 12, 2021. Commencing on January 1, 2022, the holders of the SPAC Units could elect to separately trade the shares of SPAC Class A Common Stock and Public Warrants included in the SPAC Units. The shares of the SPAC Class A Common Stock and warrants that are separated, may be quoted and traded on the OTC Pink market under the symbols “IRRX” and “IRRXW”, respectively. Those units not separated may be quoted and traded on the OTC Pink market under the symbol “IRRXU”.

Holders of Record

As of December 31, 2024, there was one (1) holder of record of our SPAC Units, twenty-four (24) holders of record of our SPAC Class A Common Stock, one (1) holder of record of our Public Warrants, and two (2) holders of record of our Private Placement Warrants. The number of record holders does not include beneficial owners of shares of our SPAC Class A Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination.

The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of the SPAC Board at such time. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Of the gross proceeds received from the IPO and the Private Placement Warrants, $232,300,000 was placed in the Trust Account. Following the redemptions described above, at December 31, 2024, the fair value of the investments held in the Trust Account was $3,237,676 as recognized on the balance sheet. We paid a total of $4,600,000 in upfront underwriting discounts and commissions and $610,455 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation on March 12, 2021 (inception) formed for the purpose of effecting the Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of the Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, our shares, debt or a combination of cash, shares and debt.

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

In connection with the vote on the extension Amendment at the special meeting of stockholders, stockholders holding a total of 9,155,918 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata of the funds in the Company’s Trust Account. As a result, $94,489,075 (approximately $10.32 per share) was withdrawn from the Trust Account to pay such holders in February 2023.

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

At the February 2024 Special Meeting, stockholders approved the Third Extension Amendment Proposal to extend the date by which the Company must (1) effectuate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s Class A common stock included as part of the units sold in the Company’s IPO, from February 15, 2024 to March 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for such one-month extension, and to allow the Company, without another stockholder vote, to further extend such date to consummate a Business Combination on a monthly basis up to eight (8) times by an additional one (1) month each time, by resolution of the SPAC Board, until November 15, 2024, or a total of up to nine (9) months after February 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of a Business Combination shall have occurred prior thereto.

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

On November 14, 2024, the Company held the November 2024 Extension Meeting, whereby the Company’s stockholders approved the November 2024 Extension Amendment Proposal to approve the November 2024 Extension Amendment to extend the Deadline Date from November 15, 2024 to December 15, 2024, by depositing (or causing to be deposited) into the Trust Account an Extension Payment on or prior to November 15, 2024, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis up to five times by an additional one month each time after December 15, 2024 or later extended Deadline Date, by resolution of the SPAC Board, if requested by the Sponsor, upon five days’ advance notice prior to the applicable Deadline Date, until May 15, 2024, or a total of up to six months after November 15, 2024, by depositing (or causing to be deposited) into the Trust Account $50,000 for each additional one-month extension on or prior to each applicable Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the November 2024 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date.

In connection with the vote on the November 2024 Extension Amendment Proposal at the November 2024 Extension Meeting, stockholders holding an aggregate of 1,665,727 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $19,470,737 (approximately $11.69 per share) was removed from the Company’s Trust Account to pay such holders in November 2024.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-K, the Company has deposited an aggregate of $7,993,225 in the Trust Account to extend the period to consummate a Business Combination to May 15, 2025 including $690,000, during the year ended December 31, 2024. For the year ended December 31, 2023, the Company deposited $4,853,225, to extend the period to consummate a Business Combination.

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

Promissory Notes

On February 8, 2024, the Company issued an unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender” or “Trident”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial business combination for the Company, including without limitation both the daily operations of the Company prior to an initial business combination and potential monthly extensions to the time period for the Company to enter into and complete an initial business combination. No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the Promissory Note to amend the Maturity Date (as defined in the Promissory Note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

On October 11, 2024, the Company issued an unsecured convertible promissory note to B H INC. (“BH Inc.”), a Utah corporation (“October 2024 Convertible Note”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,500,000. All unpaid principal under the October 2024 Convertible Note is due and payable in full on the date on which the Company consummates its proposed Business Combination with TSH Company (discussed below). Pursuant to the terms of the October 2024 Convertible Note, this Note shall convert into 355,000 shares of Uinta Infrastructure Group Corp (“UIGC”) common stock (as defined and amended in the Merger Agreement and described below), provided that, should the Business Combination fail to close for any reason, the Company shall use reasonable efforts to satisfy its obligations under this October 2024 Convertible Note by cash payment in an amount equal to $3,900,000. Any balance under this Note may be prepaid at any time. Additionally, if a Business Combination is not consummated, the October 2024 Convertible Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account.

NYSE Delisting

On March 11, 2024, the Company, received correspondence from the Staff of the NYSE indicating that the Staff has determined to commence proceedings to delist the Company’s Class A common stock, par value $0.0001 per share, units, each consisting of one share of Class A common stock and one-half of one redeemable warrant, with each warrant exercisable for one share of Class A common stock of the Company and warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

On March 11, 2024 the Company’s securities were delisted from the NYSE and effective March 12, 2024, the Company’s securities were available for trading in the over-the-counter (OTC Pink) market.

Proposed Business Combination

Merger Agreement

On August 12, 2024, the Company entered into the Merger Agreement by and among the parties thereto. The SPAC Board unanimously approved the Merger Agreement and the Mergers and resolved to recommend the approval and adoption of the Merger Agreement and the proposed Business Combination by the stockholders of SPAC. The proposed Business Combination is expected to be consummated after obtaining the required approvals by the stockholders of SPAC and the Requisite Members of TSH Company and the satisfaction of certain other customary closing conditions.

On November 8, 2024, SPAC entered into Amendment No. 1 and on December 31, 2024, SPAC entered into Amendment No. 2.

Effect of Company Merger on Issued and Outstanding Company Membership Interests and Limited Liability Company Interests of Company Merger.

At the Effective Time (as defined in the Merger Agreement), by virtue of the Company Merger, and without any action on the part of any Party (as defined in the Merger Agreement) or any action on the part of the holders of securities of any Party, among other things:

(i) Each issued and outstanding Company Membership Interest (other than the Rollover Interests (as defined in the Merger Agreement)) shall be converted automatically into, and thereafter represent, the right to receive, and the holder of such Company Membership Interest shall be entitled to receive the Company Merger Consideration (as defined in the Merger Agreement).

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

Effect of SPAC Merger on Issued and Outstanding Securities of SPAC and SPAC Merger Sub

By virtue of the SPAC Merger and without any action on the part of any Party or any action on the part of the holders of securities of any Party:

(i) Immediately prior to the Effective Time, every SPAC Unit shall be automatically separated and the holder thereof shall be deemed to hold one share of SPAC Class A Common Stock and one-half of one SPAC Public Warrant in accordance with the terms of the applicable SPAC Unit.

(ii) Each share of SPAC Common Stock issued and outstanding as of the Effective Time shall, at the Effective Time, be converted automatically into and thereafter represent the right to receive one share of Class A common stock of Holdings, par value $0.0001 per share (“Holdings Class A Common Stock”), following which all shares of SPAC Common Stock shall cease to be outstanding and shall automatically be canceled and shall cease to exist. The holders of shares of SPAC Common Stock outstanding immediately prior to the Effective Time shall cease to have any rights with respect to such shares, except as provided by the Merger Agreement.

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

(ii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement;

(iii) the effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to registration of the offer and sale of the shares of Holdings Common Stock and Holdings Public Warrants (as each are defined in the Merger Agreement) to be issued in connection with the Business Combination;

(iv) the approval by the stockholders of SPAC of certain proposals relating to the Merger Agreement and the Business Combination (the “SPAC Stockholder Approval”);

(v) the execution of the Shell Commitment Agreement by the parties thereto; (vi) the Available Closing Date Cash (as defined in the Meger Agreement) being not less than $44,000,000;

(vii) solely with respect to TSH Company, among others conditions: (a) certain representation and warranties of TSH Company being true and correct in all material respects, to applicable standards; (b) each of the agreements and covenants of TSH Company having been performed or complied with in all material respects; (c) the delivery by TSH Company to SPAC of a closing certificate; (d) irrevocable written consents of TSH Company Manager (as defined in the Merger Agreement) and the Requisite Members, in favor of the approval and adoption of the Merger Agreement and the Mergers and the other transactions contemplated by the Merger Agreement (the “Written Consent”); and (e) the execution and delivery of certain Ancillary Agreements (as defined in the Merger Agreement); and

(viii) solely with respect to SPAC, among others conditions: (a) certain representation and warranties of SPAC being true and correct in all material respects, to applicable standards; (b) each of the agreements and covenants of SPAC having been performed or complied with in all material respects; (c) the delivery by SPAC to TSH Company of a closing certificate; (d) the execution and delivery of certain Ancillary Agreements; (e) receipt of approval for listing on the NYSE, NASDAQ, or NYSE American of Holdings Class A Common Stock and Holdings Public Warrants; and (f) the resignation or removal of the officers and directors of SPAC.

Termination

The Merger Agreement may be terminated at any time prior to the Closing,

(i) by mutual written consent of the Company and SPAC;

(ii) by either TSH Company or SPAC if the Effective Time shall not have occurred prior to May 15, 2025, provided that the Party seeking termination, either directly or indirectly through its Affiliates (as defined in the Merger Agreement), is not in breach or violation of any representation, warranty, covenant, agreement or obligation contained herein and such breach or violation is the principal cause of the failure of a closing condition;

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

Ancillary Agreements

Support Agreements

Concurrently with the execution and delivery of the Merger Agreement, (i) the Sponsor entered into the Sponsor Support Agreement with the other parties thereto, pursuant to which, among other things, the Sponsor and certain other parties thereto agreed to vote their respective shares in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement, and (ii) certain holders of Company Membership Interests entered into the Company Support Agreement, pursuant to which, among other things, such holders agreed not to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify, the recommendation of the Company Manager (as defined in the Merger Agreement) in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement.

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

Litigation

On September 6, 2024, Tyr Energy filed suit in the County Court at Law, Number 1, Nueces County, Texas against the Company, the Sponsor and certain affiliates of the Sponsor, asserting claims for breach of and tortious interference with a non-disclosure and non-circumvention agreement in connection with the public announcement of the proposed Business Combination, for which Tyr Energy seeks a temporary restraining order and temporary injunction. The Sponsor and its affiliates have specially appeared to dispute specific personal jurisdiction, and all Defendants, including the Company, vehemently dispute liability and intend to vigorously defend against Tyr Energy’s claims.

Amendments to Merger Agreement

On November 8, 2024, the parties entered into Amendment No. 1. On December 31, 2024, the parties entered into Amendment No. 2. The parties have continued and expect to continue regular discussions regarding the execution and timing of the Business Combination and to take all requisite corporate actions to advance towards the closing of the Business Combination.

Amendment to Sponsor Support Agreement

On November 8, 2024, in connection with Amendment No. 1, the parties to the Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement, pursuant to which the parties agreed, among other things, to replace Holdings with UIGC.

Entry into Non-Binding Letter of Intent with STUSCO

As previously disclosed, on November 6, 2024, the Company entered into the Shell Commitment Agreement with STUSCO, the commencement of which is conditioned upon, among other things, the closing of the Business Combination. Under this prospective arrangement, STUSCO would supply volumes of Crude Feedstock to the Facility and purchase certain crude oil products produced from such feedstock.

The Initial Term is 10 years from the In-Service Date, which In-Service Date is expected to be December 31, 2028, and may be extended by mutual agreement of the parties to the Shell Commitment Agreement. STUSCO will have the Extension Option to extend the Initial Term of the Shell Commitment Agreement to the Option Term. In the event STUSCO elects to exercise its Extension Option, the Shell Commitment Agreement will be automatically renewed for a Renewal Term unless cancelled in writing, by either party, at least 180 days in advance of the end of the Option Term or any Renewal Term, as applicable.

The commencement of the Term of the Shell Commitment Agreement is subject to certain conditions precedent, including the below (collectively, the “Conditions Precedent”):

●	the occurrence of the closing of the transactions contemplated by the Merger Agreement, in accordance with the terms and conditions therein;

●	the completion necessary refurbishment, construction, permitting, and receipt of approvals of or by the Facility have occurred;

●	the In-Service Date occurring on or before December 31, 2028 (the “In-Service Deadline”);

●	the Facility obtaining and maintaining the nameplate capacity for the period required to process 500,000 barrels in a 60-day time frame (the “Nameplate Capacity”), or approximately 15,000 barrels of crude feedstocks per day;

●	the Facility being able to (i) receive Crude Feedstocks that meet certain Required Crude Feedstock Specifications (as defined in the Shell Commitment Agreement) via truck LACT; and (ii) process and deliver LPG, Naphtha, Gasoil, and ULSFO (collectively the “Crude Oil Products”);

●	the Facility being able to convert the Crude Feedstock into Crude Oil Products and make available for re-delivery or pick up by STUSCO; and

●	the Company delivering to STUSCO an executed subordination agreement in favor of STUSCO, from each third party with a security interest or similar interest in the Crude Oil Products to: (i) recognize STUSCO’s rights to net and offset amounts owed by STUSCO and (ii) subordinate any such lien to STUSCO’s rights.

If the Conditions Precedent do not occur by the In-Service Deadline, then STUSCO has a one-time option to terminate the Shell Commitment Agreement without liability to the Company. STUSCO will have the right to independently determine if the Conditions Precedent have been satisfied or waived, in its sole discretion, acting reasonably and in good faith.

STUSCO will be the sole supplier of Crude Feedstock to the Facility, and the sole purchaser of Crude Oil Products for the initial Nameplate Capacity, and for any expansion capacity for which STUSCO contracts. The Company will be responsible for maintaining operational storage, line fill, tank heels, etc. necessary to operate the Facility. Any capacity that remains uncontracted by STUSCO is exempt from the terms of the Shell Commitment Agreement and may be taken to the open market. STUSCO will have a right of first refusal to any expansion in refining capacity at the Facility. If the Company offers substantially the same services to a third party at more favorable prices, STUSCO will be entitled to receive the same.

STUSCO has no minimum volume commitments for delivery of Crude Feedstocks or offtake of Crude Oil Products to be supplied to or purchased from the Facility during the Term. However, STUSCO does have a Minimum Revenue Commitment (defined below) under the Shell Commitment Agreement. The purchase price of the Crude Feedstock under the Shell Commitment Agreement will be based on WTI CMA NYMEX (M+1) less a specified differential per barrel (the “Differential”). The purchase price for Crude Oil Products will be based on WTI CMA NYMEX (M+1) less the Differential, plus an agreed processing fee (the “Processing Fee”), and subject to an annual escalation with a negotiated cap.

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

If the average value based on the formula agreed by the parties to the Shell Commitment Agreement for the applicable month of delivery of the Crude Oil Products (the “Crack”) exceeds the established Processing Fee and the Monthly Minimum Revenue Commitment, net of actual losses at the Facility and deemed losses in transportation, any resulting positive difference (“Positive Differential”) will be split 50%/50% between the Company and STUSCO (“Profit Sharing Split”).

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

Performance under the Shell Commitment Agreement may be excused in connection with certain force majeure events. However, in the event the Company declares a force majeure event with respect to the Facility lasting more than 270 consecutive days, or 270 days in the aggregate over a period of 365 consecutive days, STUSCO will have the option but not the obligation to, exercisable within 30 days after such period: (i) terminate the Shell Commitment Agreement or (ii) extend the Initial Term by the number of days the Facility is under force majeure (a “Force Majeure Extension”). In the event the Facility assets are damaged such that the Facility will be inoperable for at least 18 months, the Company will have no obligation to continue operations, and each of the Company and STUSCO will have the right to terminate the Shell Commitment Agreement. In the event STUSCO terminates the Shell Commitment Agreement for force majeure in accordance with the foregoing, any unused deficiency credit balance will be automatically forfeited.

Upon the approval and in conjunction with the Final Investment Decision of the Uinta Basin Railway (the “UBR”), STUSCO will have a right of first refusal to subscribe to capacity through the rail terminal and on the UBR at the then applicable shipping rates, up to STUSCO’s then existing capacity through the Facility.

The foregoing is a summary of a non-binding letter of intent relating to the Shell Commitment Agreement. The terms and conditions of the final Shell Commitment Agreement to be entered into by the parties thereto, when and if entered into, may differ materially from the terms and conditions described in the non-binding letter of intent summarized above and remain subject to the negotiation and approval of the parties to the Shell Commitment Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had a net loss of $4,822,902, which consisted of change in fair value of warrant liabilities of $2,090,000, interest expense of $422,128, change in fair value of conversion event of $17,821, operating costs of $3,054,750, a provision for income taxes of $462,092 and excise tax interest and penalties of $214,457, partially offset by the interest and income earned on cash and investment in the Trust Account of $1,438,346.

For the year ended December 31, 2023, we had a net income of $3,543,111, which consisted of operating costs of $1,391,654 and a provision for income taxes of $1,018,482, partially offset by the interest and income earned on cash and investment in the Trust Account of $5,117,247 and a gain on change in fair value of warrant liabilities of $836,000.

Liquidity and Capital Resources

At December 31, 2024, we had $39,938 in cash and a working capital deficit of $13,347,972.

For the year ended December 31, 2024, cash used in operating activities was $2,544,827. Net loss of $4,822,902 was affected by change in fair value of Warrant Liabilities of $2,090,000, interest and income on cash and Trust Account investments of $1,438,341, interest expense of $422,128 and change in fair value of conversion event liability of $17,821. Changes in operating assets and liabilities provided $1,186,467 of cash from operating activities.

For the year ended December 31, 2024, cash provided by investing activities was $70,932,201 and affected by cash withdrawn from Trust Account for payment to redeeming stockholders for $70,178,335, transfer of funds from Trust Account for payment of franchise and income taxes of $1,443,866 and cash deposited in Trust Account of $690,000.

For the year ended December 31, 2024, cash used in financing activities was $68,347,625 affected by a payment to redeeming stockholders for $70,178,335, proceeds from convertible promissory note of $1,500,000, proceeds from a note payable from Sponsor of $540,000, and a repayment of Note Payable – Related Party of $209,290.

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

As of December 31, 2024, the Company withdrew an aggregate of $244,320,284 for payments to redeeming stockholders. At December 31, 2024, the fair value of the investments held in the Trust Account was $3,237,676 as recognized on the balance sheet. As of December 31, 2023, the Company withdrew funds for payment to redeeming stockholders totaling $174,141,949. At December 31, 2023, the fair value of the investments held in the Trust Account was $72,731,536 as recognized on the balance sheet.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended December 31, 2024, the Company made $1,443,866 withdrawals of interest earned in the Trust Account to pay taxes.

At December 31, 2024, we had cash of $39,938 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $5,393,225 for extension purposes, a Note Payable due to a related party used for working capital purposes of $390,710, an additional working capital loan due to the Sponsor of the Company for $17,935 and a convertible promissory note for $1,500,000. We intend to use the funds held outside the Trust Account primarily to complete the proposed Business Combination.

The Company may need to raise additional funds to meet expenditures required for operating its business as it currently has insufficient funds available to operate the business prior to the initial Business Combination. If the Company is unable to complete an initial Business Combination due to insufficient available funds, it will be forced to cease operations and liquidate the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these consolidated financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the combination period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the combination period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended December 31, 2024, we had a promissory note with a related party for $390,710 to fund working capital and a convertible promissory note for $1,500,000 outstanding. Additionally, at December 31, 2024 we owed an affiliate of the Sponsor $5,393,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We also have an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company (except where waived, as described above under Item 1 Business—Sources of Target Businesses and elsewhere in this Report). We will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Critical Accounting Estimates

Derivative Liabilities

In determining the fair value of the Warrants and conversion event, assumptions related to market activity, expected share-price volatility, expected time to consummating a business combination, risk-free interest rate, discount rate, probability of closing on a business combination, and a market adjustment for an implied probability of closing on a business combination are utilized. The Company estimates the volatility, probability of closing on a business combination and market adjustment for implied probability of closing on a business combination based on a set of peer companies. The Company estimates common stock based on historical volatility that matches the expected remaining life of the warrants. The fair value of the warrant liabilities and conversion event liability is subject to change in future periods based on the underlying assumptions and changes in market data.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 10 for further information.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material adverse effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Marcum LLP (“Marcum”) acted as our independent registered public accounting firm from 2021 to November 1, 2024. The Company dismissed Marcum due to Marcum’s merger with CBIZ, Inc. on November 1, 2024, which might have caused independence concerns between Marcum and the Company as CBIZ, Inc. has provided certain financial statement preparation and audit readiness services to TSH Company.

The firm of Ham, Langston & Brezina, L.L.P. (“HL&B”) has acted as our independent registered public accounting firm since November 1, 2024. HL&B’s audit reports on the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 and Marcum’s audit reports on the Company’s consolidated financial statements for the fiscal year ended December 31, 2023 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2024 and the subsequent interim period through the date of this Report, there were (i) no disagreements with HL&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of HL&B would have caused them to make reference thereto in connection with their reports on the financial statements for such years and (ii) no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal year ended December 31, 2023 and the subsequent interim period through the date of this Report, there were (i) no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused them to make reference thereto in connection with their reports on the financial statements for such years and (ii) no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that, as reported in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024 (the “Quarterly Reports”), there was a material weakness in its internal control over financial reporting identified during the period ended March 31, 2024, relating to the Company’s calculation of amounts due and payment of funds from the Company’s trust account to certain redeeming stockholders.

As reported in the Quarterly Reports, the material weakness did not result in any material misstatements to the Company’s consolidated financial statements for the periods ended March 31, 2024 and June 30, 2024. The Audit Committee has discussed this matter with Marcum and will authorize Marcum to respond fully to any inquiries of HL&B concerning this material weakness in accordance with Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria specified in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting were not effective.

This Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2024.

Name	Age	Position
Mark A. Michel	51	Chief Executive Officer and Chairman
Timothy J. Fisher	45	Chief Financial Officer and Director
Brian M. Feldott	49	Director
Ronald C. Copley	58	Director
Jason C. Reeves	53	Director

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2024, the SPAC Board held 5 board meetings and acted by unanimous written consent on various matters on 17 occasions. In addition, the Audit Committee (as defined below) held 4 meetings in 2024, and the Compensation Committee (as defined below) held 1 meeting in 2024. During the year ended December 31, 2024, each of the SPAC Board members attended, in person or by electronic means, 100% of the meetings of the SPAC Board and the committees on which each served.

We encourage our SPAC Board members to attend our annual meetings, but we do not have a formal policy requiring attendance. All of our SPAC Board members attended the annual meeting for the year ended December 31, 2024.

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

Board Committees

The SPAC Board has a standing audit, nominating and compensation committee (the “Audit Committee,” “Nominating and Corporate Governance Committee,” and “Compensation Committee,” respectively). The independent directors oversee director nominations. Each of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee has a charter, which were filed with the SEC as exhibits to the Registration Statement on Form S-1 on May 21, 2021.

Audit Committee

We have established an Audit Committee of the board of directors. Mr. Feldott, Mr. Copley, and Mr. Reeves serve as members of our Audit Committee, and Mr. Feldott chairs the Audit Committee. Each of Mr. Feldott, Mr. Copley, and Mr. Reeves meets the independent director standard under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate and the SPAC Board has determined that Mr. Feldott qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for each month of the Deadline Date (except where waived, as described above under Item 1 Business—Sources of Target Businesses and elsewhere in this Report) pursuant to the Administrative Support Agreement, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

In November 2023, the Compensation Committee adopted a Clawback Policy that applies in the event of any restatement of the consolidated financial statements of the Company due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. A copy of the Clawback Policy has been attached as an exhibit to this Report.

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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee of the board of directors. The members of our Nominating and Corporate Governance Committee are Mr. Copley, Mr. Reeves, and Mr. Feldott. Mr. Feldott is the chair of Nominating and Corporate Governance Committee.

We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the SPAC Board, and recommending to the SPAC Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the SPAC Board;

●	developing and recommending to the SPAC Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the SPAC Board, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the Nominating and Corporate Governance Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the SPAC Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

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

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. The SPAC Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities (including investment vehicles that may pursue investment opportunities suitable for us) with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination within the prescribed time frame set forth in the SPAC Charter. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the SPAC Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or any affiliates of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the Lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities (including investment vehicles that may pursue investment opportunities suitable for us). Furthermore, the SPAC Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

In the event that we submit our initial Business Combination to our Public Stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions), and our anchor investors have agreed to vote any Founder Shares held by them, in favor of our initial Business Combination.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our stockholders are able to review our Code of Ethics and our Audit and Compensation Committee charters by accessing our public filings at the SEC’s web site at sec.gov. In addition, a copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Executive Officers and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on November 10, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support under the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. On March 21, 2025, the Sponsor agreed to waive (a) any and all rights to receive any and all payments owed to it by the Company under the agreement for the year ending December 31, 2025 and December 31, 2024, totaling $120,000 for each year, and (b) an aggregate of seven (7) payments owed to it during the year ending December 31, 2023, totaling $70,000 for the year.

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

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the Surviving Company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the Surviving Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the SPAC Board for determination, either by the Compensation Committee constituted solely by independent directors or by a majority of the independent directors on the SPAC Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2024 (or such other date as specified below) the number of shares of SPAC Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of a class of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. This table is based upon information supplied by officers, directors, and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of December 31, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. As of December 31, 2024, we had 5,999,659 shares of SPAC Class A Common Stock outstanding, which includes 249,659 shares subject to possible redemption.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Form 10-K.

	Class A Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percentage of Outstanding Common Stock
DHIP Natural Resources Investments, LLC(1)(3)	4,234,840		70.58%
Mark A. Michel(1)	-	-	-
Timothy J. Fisher(1)	-	-	-
Jason C. Reeves(1)(4)	-	-	-
Ronald C. Copley(1)(4)	-	-	-
Brian M. Feldott(1)(4)	-		-
All directors and executive officers as a group (5 individuals)	-		-
Holders of 5% or more of our shares of common stock
DHIP Natural Resources Investments, LLC(1)(3)	4,234,840		70.58%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the identified entities or individuals is c/o Integrated Rail and Resources Acquisition Corp., 400 W. Morse Boulevard, Suite 220, Winter Park, FL 32789.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	DHIP Natural Resources Investments, LLC, our Sponsor, is the record holder of such shares. DHIP NRI Management Partners LLC is the managing member of our Sponsor and holds share investment and voting control over the shares held by our Sponsor. The members of DHIP NRI Management Partners LLC, composed of members Mark Michel, Henry N. Didier, Jr. and Timothy Fisher, each share decision-making power with respect to the actions of the entity. None of the members of DHIP NRI Management Partners LLC exercise voting or dispositive power with respect to the shares held by our Sponsor alone or are deemed to have beneficial ownership of such shares.

(4)	Each of these individuals holds an indirect interest in our Sponsor.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the execution and delivery of the Merger Agreement, (i) the Sponsor entered into the Sponsor Support Agreement, and (ii) certain holders of Company Membership Interests entered into the Company Support Agreement. Concurrently with the entry into Amendment No. 1, we entered into the Amendment to Sponsor Support Agreement. Commencing on November 10, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support under the Administrative Support Agreement.

On January 12, 2023, we issued an unsecured promissory note to Lender, a related party through common ownership, pursuant to which we were entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination. All unpaid principal under the note was due and payable in full on the date on which the Company consummated an initial Business Combination. Pursuant to the terms of such note, Trident had the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase SPAC Class A Common Stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of SPAC Class A Common Stock at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the IPO. In May 2023, we issued an amended and restated unsecured promissory note, dated as of January 12, 2023, to Trident removing the warrant conversion feature from the promissory note.

On April 13, 2023, we issued an unsecured promissory note to Sponsor (“Note Payable — Sponsor”), pursuant to which we are entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the note will be due and payable in full on the date on which we consummate an initial Business Combination. On August 14, 2023, we amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which we must consummate an initial Business Combination pursuant to the SPAC Charter. As of December 31, 2024 and 2023 we have borrowed and owe $5,393,225 and $4,853,225, respectively, under Note Payable — Sponsor.

On September 14, 2023, we issued an additional unsecured promissory note to our Sponsor (“Working Capital Loan — Related Party”), pursuant to which we are entitled to borrow up to an aggregate principal amount of $17,935 from in order to fund costs reasonably related to an initial Business Combination. No interest shall accrue on the unpaid principal balance of this Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full the date on which we consummate an initial Business Combination. At December 31, 2024, the Company reported $17,935 as Working Capital Loan — Related Party on the consolidated balance sheet.

At December 31, 2024, we reported $390,710 as Note Payable — Related Party on the consolidated balance sheet for the promissory notes to Trident.

On February 8, 2024, we issued an additional unsecured promissory note to the Lender, pursuant to which we are entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial Business Combination, including without limitation both the daily operations of SPAC prior to an initial Business Combination and potential monthly extensions to the time period for us to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. On January 10, 2025, we amended and restated the promissory note to amend the Maturity Date (as defined therein) to the earlier of (i) May 15, 2025 or (ii) the date on which we consummate an initial Business Combination.

A related party to SPAC has paid operating expenses on behalf of SPAC. These amounts were reflected on the balance sheet as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of December 31, 2024 we had an outstanding balance under advances from related parties of $5,393,225.

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

Except as previously disclosed, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliates of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our Audit Committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our Audit Committee are reviewed and approved by the SPAC Board, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of the SPAC Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by the SPAC Board (or the appropriate committee of the SPAC Board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. We have incorporated by reference our Code of Ethics and our Audit and Compensation Committee charters as exhibits to this Report, and copies are available on our website at irr-x.com.

In addition, our Audit Committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the Audit Committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire Audit Committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the Audit Committee will be required to approve a related party transaction. A form of the Audit Committee charter was filed as Exhibit 99.1 to the registration statement filed with the SEC on May 21, 2021 and a copy is available on our website at irr-x.com. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliates of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the amounts held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $1,800,000 in loans made to us by our Sponsor to cover organizational expenses;

●	Payment to our Sponsor of $10,000 per month for each month of the combination period, for office space, utilities and secretarial and administrative support (except where waived as described above under Item 1 Business—Sources of Target Businesses);

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or any affiliates of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the Lender.

●	Repayment of other non-interest bearing loans and advances which may be made by our Sponsor or any affiliates of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. As of December 31, 2024, the Company was loaned $5,393,225, $390,000 and $17,935 under three promissory notes. The Company was also advanced $100,770 as of December 31, 2024.

Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the SPAC Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The SPAC Board previously determined that Mr. Feldott, Mr. Copley, and Mr. Reeves are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum acted as our independent registered public accounting firm from 2021 to November 1, 2024. The Company dismissed Marcum due to Marcum’s merger with CBIZ, Inc. on November 1, 2024, which might have caused independence concerns between Marcum and the Company as CBIZ, Inc. has provided certain financial statement preparation and audit readiness services to TSH Company. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $67,901 and $113,300, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended December 31, 2024 or 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2024 and 2023.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2024 and 2023.

HL&B has acted as our independent registered public accounting firm since November 1, 2024. The following is a summary of fees paid to HL&B for services rendered.

Audit Fees. The aggregate fees billed by HL&B for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 totaled $65,510. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay HL&B any audit-related fees for the year ended December 31, 2024 or 2023.

Tax Fees. We did not pay HL&B for tax planning and tax advice for the year ended December 31, 2024 or 2023.

All Other Fees. We did not pay HL&B for other services for the year ended December 31, 2024 or 2023.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Report:

(1)	The consolidated financial statements listed on the Consolidated Financial Statements Table of Contents

(b)	Exhibits

The following exhibits are filed with this Report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 11, 2021, by and between the Company and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
2.1	Agreement and Plan of Merger, dated as of August 12, 2024
2.2.1	Amendment to and Waiver of Agreement and Plan of Merger, dated as of November 8, 2024
2.2.2	Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2024
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021)
3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023)
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023)
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024)
4.4	Warrant Agreement, dated November 11, 2021, between the Company and American Stock Transfer & Trust Company, LLC as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
4.5*	Description of Securities
10.1	Letter Agreement, dated November 11, 2021, among the Company and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.2	Investment Management Trust Agreement, dated November 11, 2021, between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.3	Registration and Stockholder Rights Agreement, dated November 11, 2021, by and among the Company, the Sponsor, and certain other security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.4	Private Placement Warrants Purchase Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.5	Administrative Support Agreement, dated November 11, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.6	Indemnity Agreement, dated November 11, 2021, by and between the Company and Mark A. Michel (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.7	Indemnity Agreement, dated November 11, 2021, by and between the Company and Timothy J. Fisher (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.8	Indemnity Agreement, dated November 11, 2021, by and between the Company and Brian M. Feldott (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on November 16, 2021)
10.9	Indemnity Agreement, dated March 30, 2023 by and between the Company and Ronald Copley (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.10	Indemnity Agreement, dated March 30, 2023, by and between the Company and Jason Reeves (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)
10.11	Letter Agreement, dated March 30, 2023, among the Company, Ronald Copley, and the Sponsor (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)
10.12	Letter Agreement, dated March 30, 2023, among the Company, Jason Reeves, and the Sponsor (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)
10.13	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023)
10.14	Convertible Promissory Note, dated as of January 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 20, 2023), as amended by that Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on May 22, 2023)
10.15	Promissory Note, dated as of April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 14, 2023)
10.16	Promissory Note, dated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 16, 2023)
10.17	Promissory Note, dated as of September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 14, 2023)
10.18	Promissory Note, dated as of February 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Clawback Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2021).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2025	Integrated Rail and Resources Acquisition Corp.

	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Michel	Chief Executive Officer and Director	March 24, 2025
Mark A. Michel	(Principal Executive Officer)

/s/ Timothy J. Fisher	Chief Financial Officer and Director	March 24, 2025
Timothy J. Fisher	(Principal Financial and Accounting Officer)

/s/ Brian M. Feldott	Director	March 24, 2025
Brian M. Feldott

/s/ Ronald C. Copley	Director	March 24, 2025
Ronald C. Copley

/s/ Jason C. Reeves	Director	March 24, 2025
Jason C. Reeves

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Integrated Rail and Resources Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrated Rail and Resources Acquisition Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company is a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before May 15, 2025, provided necessary monthly extension deposits are made to the Company’s Trust Account. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to May 15, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond May 15, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, L.L.P.

We have served as the Company’s auditor since 2024.

Houston, Texas

March 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Integrated Rail and Resources Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Integrated Rail and Resources Acquisition Corp. (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a blank check company that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2021 to 2024.

Hartford, CT

April 16, 2024

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$39,938	$189
Prepaid expenses and other assets	—	33,590
Total Current Assets	39,938	33,779
Investments held in Trust Account	3,237,676	72,731,536
Total Assets	$3,277,614	$72,765,315

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,594,035	$700,664
Accrued franchise tax	23,571	80,000
Accrued excise tax	2,649,197	1,741,420
Income taxes payable	278,518	1,177,040
Advances from related parties	100,770	100,770
Note Payable—Sponsor	5,393,225	4,853,225
Note Payable—related party	390,710	600,000
Convertible promissory note, net of debt discount	1,255,062	—
Conversion event liability	684,887	—
Working Capital Loan—related party	17,935	17,935
Total Current Liabilities	13,387,910	9,271,054
Warrant liabilities	4,180,000	2,090,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	25,617,910	19,411,054

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption. 249,659 and 6,489,246 shares are at redemption value of approximately $12.61 and $11.01 per share at December 31, 2024 and 2023, respectively.	3,148,662	71,474,496

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized, 5,750,000 and no shares issued and outstanding (excluding 249,659 and 6,489,246 shares subject to possible redemption) at December 31, 2024 and 2023, respectively.	575	—
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 5,750,000 shares issued and outstanding, respectively	—	575
Accumulated deficit	(25,489,533)	(18,120,810)
Total Stockholders’ Deficit	(25,488,958)	(18,120,235)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$3,277,614	$72,765,315

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2024	2023
EXPENSES
Operating expenses	$3,054,750	$1,391,654
Loss from Operations	(3,054,750)	(1,391,654)

Other (Expense) Income
Interest and income earned on cash and trust investments	1,438,346	5,117,247
Interest expense	(422,128)	—
Change in fair value of warrant liabilities	(2,090,000)	836,000
Change in fair value of conversion event liability	(17,821)	—
Excise tax interest and penalties	(214,457)	—
Total Other (Expense) Income, net	(1,306,060)	5,953,247

(Loss) income before provision for income taxes	(4,360,810)	4,561,593
Provision for income taxes	(462,092)	(1,018,482)
Net (Loss) Income	$(4,822,902)	$3,543,111

Weighted average shares outstanding of redeemable Class A Common Stock	2,188,860	11,900,601
Basic and diluted net (loss) income per share, redeemable Class A Common Stock	$(0.61)	$0.20

Weighted average shares outstanding of non-redeemable Class A and Class B Common Stock	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B Common Stock	$(0.61)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(11,430,760)	$(11,430,185)
Accrued excise tax on Common Stock Redemptions	—	—	—	—	—	(1,741,420)	(1,741,420)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(8,491,741)	(8,491,741)
Net income	—	—	—	—	—	3,543,111	3,543,111
Balance - December 31, 2023	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)
Accrued excise tax on Common Stock Redemptions	—	—	—	—	—	(693,320)	(693,320)
Conversion of Class B Common Stock to Class A Common Stock	5,750,000	575	(5,750,000)	(575)	—	—	—
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(1,852,501)	(1,852,501)
Net loss	—	—	—	—	—	(4,822,902)	(4,822,902)
Balance - December 31, 2024	5,750,000	$575	—	$—	$—	$(25,489,533)	$(25,488,958)

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31	Year ended December 31
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(4,822,902)	$3,543,111
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reinvested dividends on funds held in Trust Account	—	(5,117,247)
Interest and income earned on cash and Trust Account investments	(1,438,341)	—
Interest expense	422,128	—
Deferred income taxes	—	(260,225)
Change in fair value of warrant liabilities	2,090,000	(836,000)
Change in fair value of conversion event liability	17,821	—
Changes in Operating Assets and Liabilities:
Prepaid expenses	33,590	399,988
Accounts payable	1,893,371	(84,488)
Accrued expenses	—	103,414
Accrued franchise tax	(56,429)	9,315
Accrued excise tax	214,457	—
Income taxes payable	(898,522)	835,186
Net Cash Used in Operating Activities	(2,544,827)	(1,406,946)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,443,866	634,257
Cash deposited into Trust Account	(690,000)	(4,853,225)
Cash withdrawn from Trust Account for payment to redeeming stockholders	70,178,335	174,141,949
Net Cash Provided by Investing Activities	70,932,201	169,922,981

Cash Flows from Financing Activities:
Advances from related party	—	100,770
Proceeds from Note Payable - Sponsor	540,000	4,853,225
Repayment of Note Payable - Related Party	(209,290)	—
Proceeds from Note Payable - Related Party	—	600,000
Proceeds from convertible promissory note	1,500,000	—
Proceeds from promissory note – Working Capital Loan - Related Party	—	17,935
Payment to redeeming stockholders	(70,178,335)	(174,141,949)
Net Cash Used in Financing Activities	(68,347,625)	(168,570,019)

Net Change in Cash	39,749	(53,984)
Cash - Beginning of Year	189	54,173
Cash - End of Year	$39,938	$189

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$1,360,613	$443,552

Supplemental Disclosure of Noncash Investing and Financing Activities:
Excise tax liability arising from redemption of Class A Common Stock	$693,320	$1,741,420

Remeasurement of Common Stock subject to redemption	$1,852,501	$8,491,741

Conversion of Class B Common Stock to Class A Common Stock	$575	$—

Discount on convertible promissory note	$667,066	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through December 31, 2024 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering, and was amended by certificates of amendment on February 9, 2023 and August 8, 2023 (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – Continued

Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (discussed in Note 4) prior to this Initial Public Offering (the “Initial Stockholders”) will agree to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders will agree to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (discussed below). However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period, discussed below. The underwriters will agree to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the vote on the third extension amendment proposal at the February 2024 Special Meeting, stockholders holding a total of 4,573,860 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $50,312,460 (approximately $11.00 per share) was removed from the Company’s Trust Account to pay such holders. In association with the February 2024 redemptions, the Company inadvertently underpaid the redeeming shareholders $395,138 or approximately $0.09 per share. On September 24, 2024, the February 2024 redeeming shareholders were paid the additional $395,138 due them. Following the Company’s redemptions, the Company had an aggregate of 7,665,386 Class A and Class B Common Stock shares outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – Continued

In connection with the vote on the November 2024 Extension Amendment Proposal at the November 2024 Special Meeting, stockholders holding an aggregate of 1,665,727 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $19,470,737 (approximately $11.69 per share) was removed from the Company’s Trust Account to pay such holders in November 2024.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-K, the Company has deposited an aggregate of $7,993,225 in the Trust Account to extend the period to consummate a Business Combination to May 15, 2025 including $690,000, during the year ended December 31, 2024. For the year ended December 31, 2023, the Company deposited $4,853,225, to extend the period to consummate a Business Combination.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – Continued

NYSE Delisting

On March 11, 2024, the Company received correspondence from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) indicating that the Staff has determined to commence proceedings to delist the Company’s Class A common stock, par value $0.0001 per share, Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant, with each warrant exercisable for one share of Class A common stock of the Company and Warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(ii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions (as defined in the Merger Agreement);

(iii) the effectiveness of the Form S-4 registration statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to registration of the offer and sale of the shares of Holdings Common Stock (as defined in the Merger Agreement) and Holdings Public Warrants to be issued in connection with the Business Combination;

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(ii) by either TSH Company or SPAC if the Effective Time shall not have occurred prior to May 15, 2025, provided that the Party seeking termination, either directly or indirectly through its Affiliates (as defined in the Merger Argeement), is not in breach or violation of any representation, warranty, covenant, agreement or obligation contained herein and such breach or violation is the principal cause of the failure of a closing condition;

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – Continued

Ancillary Agreements

Support Agreements

Concurrently with the execution and delivery of the Merger Agreement, (i) the Sponsor entered into a support agreement with the other parties thereto (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and certain other parties thereto agreed to vote their respective shares in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement, and (ii) certain holders of Company Membership Interests entered into a support agreement (the “Company Support Agreement”), pursuant to which, among other things, such holders agreed not to change, withdraw, withhold, qualify or modify, or publicly propose to change, withdraw, withhold, qualify or modify, the recommendation of the Company Manager (as defined in the Merger Agreement) in favor of the proposed Business Combination and to otherwise be bound by its respective obligations under the Merger Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

At December 31, 2024, the Company had $39,938 in cash and $13,347,972 in working capital deficit.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there are no assurances that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these consolidated financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern”, management has determined that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the combination period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the combination period.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly - owned subsidiaries. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the consolidated financial statements (see Note 10).

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

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted (loss) income per share or the shares that may be acquired in association with the Company’s convertible promissory note, since the exercise of the warrants and the shares acquired in association with the convertible promissory note are contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. As of December 31, 2024 and 2023 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(1,329,745)	$(3,493,157)	$2,388,879	$1,154,232
Denominator:
Basic and diluted weighted average common shares outstanding	2,188,860	5,750,000	11,900,601	5,750,000
Basic and diluted net (loss) income per common stock	$(0.61)	$(0.61)	$0.20	$0.20

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Public Shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of December 31, 2024 and 2023, 249,659 and 6,489,246 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s consolidated balance sheet. At December 31, 2024 and 2023, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Class A Common stock subject to possible redemption	Shares	Amount
Class A Common stock subject to possible redemption, December 31, 2022	23,000,000	$237,124,704
Less:
Redemption of Common Stock	(16,510,754)	(174,141,949)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	8,491,741
December 31, 2023	6,489,246	$71,474,496
Less:
Redemption of Common Stock	(6,239,587)	(70,178,335)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	1,852,501
December 31, 2024	249,659	$3,148,662

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Convertible Promissory Note

The Company’s convertible promissory note contains a conversion feature whereby, upon consummation of the proposed Business Combination with TSH Company, the note shall convert into 355,000 shares of UIGC’s common stock. The Company treats this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcates the embedded derivative from the host contract. As such, the conversion event liability is reported on the consolidated balance sheet at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statement of operations as change in fair value of conversion event liability.

The convertible promissory note was issued at its face value of $1,500,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $667,066 and is amortizing the debt discount ratably to interest expense on the consolidated statement of operations. Amortization of the debt discount is recognized over the shorter life of a) funded extension life of the Trust Account as of December 31, 2024 or b) the expected date of the consummation of the proposed Business Combination. As of December 31, 2024, the Company recognized $442,128 in interest expense related to the amortization of the debt discount. The Company presents the convertible promissory note on the consolidated balance sheet at face value, net of its amortized debt discount.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature. The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within the framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, accrued expenses, and due to related party approximate fair value due to short-term nature.

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

Stock-based Compensation

The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date the consolidated financial statements were issued, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the year ended December 31, 2024 and 2023, was (10.6)%, and 22.4%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 and 2023, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets and prior-year true-ups.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023 and the Company recognized $210,648 in accrued interest and penalties at December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2023 and 2022 tax years, which are the only periods subject to examination.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

For the year ended December 31, 2024, the Company has recognized $2,649,197 in excise tax payable of which $2,434,740 is related to share redemptions and $214,457 related to interest and penalties. In accordance with ASC 340, the excise tax liability related to share redemptions of $2,434,740 is offset against accumulated deficit on the consolidated statements of changes in stockholder’s deficit. The liability related to interest and penalties is reported on the consolidated statements of operations and is included in other income, net. For the year ended December 31, 2023, the Company recognized $1,741,420 in excise tax payable related to share redemptions.

Because the Company did not complete a Business Combination by December 31, 2024, any additional redemption or other repurchase that occurs in connection with an initial Business Combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury.

The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 10 for further information.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

Investments Held in Trust Account

As of December 31, 2024, the Company had $3,237,676 of Money Market Funds which are invested primarily in U.S. Treasury Securities held in the Trust Account. During the year ended December 31, 2024, the Company paid $70,178,335 from the funds held in Trust Account related to redemption of Class A Common Stock as a result of the February 2024 Special Meeting and the November 2024 Special Meeting.

During the year ended December 31, 2024, the Company withdrew $1,443,866 from the Trust Account to pay taxes and deposited $690,000, in the Trust Account as a result of the Special Meetings that occurred in November 2024, February 2024 and August 2023 to extend the Business Combination date. During the year ended December 31, 2023, the Company withdrew $634,257, from the Trust Account to pay taxes and deposited $4,853,225, to extend the period to consummate a Business Combination. Additionally, since December 31, 2024 to the filing of this Form 10-K, the Company has made an additional $150,000 in deposits in the Trust Account to extend the period to consummate the Business Combination to May 15, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INITIAL PUBLIC OFFERING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS – Continued

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

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident Point 2, LLC (“Trident”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory Note was due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the Promissory Note to amend the Maturity Date (as defined in the Promissory Note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. At December 31, 2024 and 2023, the Company reported $390,710 and $600,000, respectively, as Note Payable – Related Party on the consolidated balance sheets for the promissory notes to Trident.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS – Continued

On April 13, 2023, the Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of December 31, 2024 and 2023, the Company has borrowed and owes $5,393,225 and $4,853,225 under the Note Payable—Sponsor, respectively.

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full the date on which the Company consummates an initial Business Combination. At December 31, 2024 and 2023, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated balance sheets.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of December 31, 2024 and 2023, the Company had an outstanding balance under advances from related parties of $100,770.

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

Administrative Services Agreement

The Company entered into an agreement commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of an initial Business Combination or the liquidation, which provides that the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on possible Business Combination targets. The Company’s audit committee reviews on a quarterly basis all payments made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. For the year ended December 31, 2024 and 2023, the Company recognized $120,000, related to the administrative services agreement included in operating expenses on the consolidated statements of operations. At December 31, 2024 and 2023, the Company owed $120,000 and $0 as reported in accrued expenses on the consolidated balance sheets.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounted for the 20,900,000 warrants issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

Investment Banking Advisory Agreement

The Company has entered into an investment banking advisory services agreement pursuant to which fees will be paid upon the closing of an acquisition during the term of the agreement through 24 months after the termination of the agreement. Fees will be charged at the greater of $4,250,000 or up to 0.65% of the acquisition value if the acquisition value exceeds $900 million. The investment banking advisory fees are contingent on both the consummation and the specific terms of an initial Business Combination, neither of which can be reasonably predicted at this time. Accordingly, no accrual has been made for these arrangements in the consolidated financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – WARRANT LIABILITIES – Continued

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, there was no preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there were 5,750,000 and no shares of Class A common stock issued and outstanding, excluding 249,659 and 6,489,246 subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 31, 2024 and 2023, there were 0 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2024

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$3,237,676	$—	$—
Liabilities
Conversion event liability	$—	$—	$684,887
Warrant Liability—Public Warrants	$—	$—	$2,300,000
Warrant Liability—Private Placement Warrants	$—	$—	$1,880,000

December 31, 2023

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$72,731,536	$—	$—
Liabilities
Warrant Liability—Public Warrants	$1,150,000	$—	$—
Warrant Liability—Private Placement Warrants	$—	$—	$940,000

The Company utilized an independent third party to model the valuation of the conversion event liability using a probability weighted calculation valuing the convertible promissory note with and without the conversion event feature. Included in the model are assumptions related to the Company’s stock price, discount rate, probability of closing on its proposed Business Combination, expected time until closing of its proposed Business Combination, and a market adjustment for the implied probability of closing on its proposed Business Combination.

The Company estimates the discount rate based on the term matched yield. The probability of closing on a proposed Business Combination is based on an analysis of peer companies completing a business combination compared to liquidating. The years to expiration is based on the expected time until closing on its proposed Business Combination. And the model has a market adjustment for implied probability of acquisition based on an analysis of peer companies’ closing stock price, rights coverage and share rights price.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS – Continued

The following table provides significant inputs used to determine the fair value of the convertible promissory note conversion event liability:

At December 31, 2024
Share price	$10.01
Discount rate	8.7%
Probability of close	60.0%
Years to expiration	0.38
Market adjustment for implied probability of acquisition	9.82%

As of December 31, 2024 and 2023, the Company’s Public Warrants were traded on a market exchange. At December 31, 2023, the Company utilized quoted active market exchange trade pricing to value the Public Warrants (Level 1 inputs). At December 31, 2024, there was insufficient trading activity to utilize market prices to determine the fair value of the Public Warrants. Consequently, the Company utilized an independent third party to value the Public Warrants using a binomial options pricing model, which involves Level 3 inputs.

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

The Public and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS – Continued

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Public Warrants and Private Placement Warrants:

	At December 31, 2024	At December 31, 2023 (1)
Share price	$10.01	$10.99
Exercise price	$11.50	$11.50
Years to expiration	5.38	5.13
Volatility	1.6%	2.6%
Risk-free rate	4.30%	3.77%
Dividend yield	0.00%	0.00%

(1)	Private Placement Warrants only.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2024	$940,000	$—	$—
Initial value of Conversion Event Liability	—	—	667,066
Reclassification of Public Warrants to Level 3	—	575,000	—
Change in fair value	940,000	1,725,000	17,821
December 31, 2024	$1,880,000	$2,300,000	$684,887

Private Placement Warrants
Changes in fair value of financial liabilities measured with level 3:
January 1, 2023	$1,316,000
Change in fair value	(376,000)
December 31, 2023	$940,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS – Continued

Investments Held in Trust Account

At December 31, 2024, the Company’s Trust Account held investments in Money Market Funds which are invested primarily in U.S. Treasury Securities. The assets held in the Trust Account at December 31, 2024 and 2023 within the consolidated balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

NOTE 9 – INCOME TAX

The income tax provision for the years ended December 31, 2024 and 2023 consists of the following:

	12/31/2024	12/31/2023
Federal
Current expense/(benefit)	$251,444	$1,278,707
Deferred expense/(benefit)	(361,019)	(496,333)
Interest and penalties	210,648	—
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	361,019	236,108
Income tax provision expense/(benefit)	$462,092	$1,018,482

The Company’s net deferred tax assets are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Deferred tax assets (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	899,736	538,717
Stock – based compensation	—	—
Unrealized gain/loss – Trust	—	—
Business combination expenses	—	—
Total deferred tax Assets	899,736	538,717
Valuation Allowance	(899,736)	(538,717)
Deferred tax asset (liability), net of allowance	$—	$—

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAX – Continued

As of December 31, 2024 and 2023, the Company had no U.S. federal net operating loss carryovers available to offset taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in valuation allowance was $289,969 and $236,108, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Business combination costs	0.0%	0.0%
Permanent Difference -
Change in fair value of Warrants	(10.1)%	(3.8)%
Income tax interest and penalties	(4.8)%	0.0%
Change in fair value of conversion event liability	(0.1)%	0.0%
Interest expense – amortization of debt issuance costs	(2.0)%	0.0%
Excise tax interest and penalties	(1.0)%	0.0%
Business combination expenses	(6.3)%	0.0%
Prior year return to provision true-up	1.0%	0.0%
Valuation allowance	(8.3)%	5.2%
Income tax provision	(10.6)%	22.4%

The Company files tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2024	December 31, 2023
Operating expenses	$3,054,750	$1,391,654
Interest and income earned on cash and Trust investments	$1,438,346	$5,117,247

The key measures of segment profit or loss reviewed by our CODM are interest and income earned on cash and Trust investments and operating expenses. The CODM reviews interest and income earned on cash and Trust investments to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as disclosed below, that would have required adjustment or disclosure in the consolidated financial statements.

As discussed in Note 4, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. On March 21, 2025, the Sponsor agreed to waive any and all rights to receive any and all payments owed to it by the Company under the agreement for the years ending December 31, 2025 and December 31, 2024. There is $120,000 of fees recorded in current liabilities at December 31, 2024, which will be reflected as a reduction of operating expenses in March 2025.