Form 10-Q
period 2025-03-31
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2025-05-20
CIK 1854795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 5,976,380 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

FINANCIAL STATEMENTS

 CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash	$224,204	$39,938
Total Current Assets	224,204	39,938
Investments held in Trust Account	3,421,932	3,237,676
Total Assets	$3,646,136	$3,277,614

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,618,503	$2,594,035
Accrued franchise tax	29,971	23,571
Accrued excise tax	2,937,587	2,649,197
Income taxes payable	284,369	278,518
Advances from related parties	100,770	100,770
Note Payable—Sponsor	5,393,225	5,393,225
Note Payable—related party	1,729,710	390,710
Convertible promissory note, net of debt discount	1,417,154	1,255,062
Conversion event liability	697,543	684,887
Working Capital Loan—related party	17,935	17,935
Total Current Liabilities	15,226,767	13,387,910
Warrant liabilities	6,061,000	4,180,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	29,337,767	25,617,910

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption. 249,659 shares are at redemption value of approximately $13.28 and $12.61 per share at March 31, 2025 and December 31, 2024, respectively.	3,315,008	3,148,662

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized, 5,750,000 shares issued and outstanding (excluding 249,659 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	575	575
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Accumulated deficit	(29,007,214)	(25,489,533)
Total Stockholders’ Deficit	(29,006,639)	(25,488,958)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$3,646,136	$3,277,614

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
EXPENSES
Operating expenses	$1,035,602	$272,128
Loss from Operations	(1,035,602)	(272,128)

Other (Expense) Income
Interest and income earned on cash and trust investments	34,256	674,258
Interest expense	(162,092)	—
Change in fair value of conversion event feature	(12,656)	—
Excise tax interest and penalties	(288,390)	—
Change in fair value of warrant liabilities	(1,881,000)	2,048,200
Total Other (Expense) Income, net	(2,309,882)	2,722,458

(Loss) income before provision for income taxes	(3,345,484)	2,450,330
Provision for income taxes	(5,851)	(157,804)
Net (Loss) Income	$(3,351,335)	$2,292,526

Weighted average shares outstanding of redeemable Class A Common Stock	249,659	3,875,612
Basic and diluted net (loss) income per share, redeemable Class A Common Stock	$(0.56)	$0.24
Weighted average shares outstanding of non-redeemable Class A and Class B Common Stock	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B Common Stock	$(0.56)	$0.24

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	5,750,000	$575	—	$—	$—	$(25,489,533)	$(25,488,958)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(166,346)	(166,346)
Net loss	—	—	—	—	—	(3,351,335)	(3,351,335)
Balance – March 31, 2025	5,750,000	$575	—	$—	$—	$(29,007,214)	$(29,006,639)

	For the Three Months Ended March 31, 2024
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)
Accrued excise tax on Common Stock redemptions	—	—	—	—	—	(509,757)	(509,757)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(791,449)	(791,449)
Net income	—	—	—	—	—	2,292,526	2,292,526
Balance – March 31, 2024	—	$—	5,750,000	$575	—	$(17,129,490)	$(17,128,915)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(3,351,335)	$2,292,526
Adjustments to reconcile net (loss) income to cash used in operating activities:
Change in fair value of conversion event liability	12,656	—
Interest expense	162,092	—
Interest and income earned on cash and Trust Account investments	(34,256)	(674,257)
Change in fair value of warrant liabilities	1,881,000	(2,048,200)
Changes in Operating Assets and Liabilities:
Prepaid expenses	—	33,590
Accounts payable and accrued expenses	24,468	30,968
Accrued franchise tax	6,400	39,459
Accrued excise tax	288,390	—
Income tax payable	5,851	157,804
Net Cash Used in Operating Activities	(1,004,734)	(168,110)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(150,000)	(240,000)
Cash withdrawn from Trust Account for payment to redeeming stockholders	—	50,312,460
Net Cash (Used in) Provided by Investing Activities	(150,000)	50,072,460

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	—	240,000
Proceeds from Note Payable—related party	1,350,000	170,000
Repayment of Note Payable—related party	(11,000)	—
Payment to redeeming stockholders	—	(50,312,460)
Net Cash Provided By (Used in) Financing Activities	1,339,000	(49,902,460)

Net Change in Cash	184,266	1,890
Cash – Beginning of Period	39,938	189
Cash – End of Period	$224,204	$2,079

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock subject to redemption	$166,346	$791,449
Payable to redeeming shareholders	$—	$395,138
Excise tax liability arising from redemption of Class A Common Stock	$—	$509,757

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through March 31, 2025 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination.

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

MARCH 31, 2025 (UNAUDITED)

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

MARCH 31, 2025 (UNAUDITED)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

In connection with the vote on the November 2024 Extension Amendment Proposal at the November 2024 Special Meeting, stockholders holding an aggregate of 1,665,727 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As of the date of filing this Form 10-Q, the redeeming stockholders have not been paid for their redeemed shares and the Company owes $2,764,686 (approximately $13.32 per share) to pay such holders.

On May 13, 2025, the Company held the May 2025 Extension Meeting, whereby the Company’s stockholders approved the May 2025 Extension Amendment Proposal to approve the May 2025 Extension Amendment to extend the Deadline Date from May 15, 2025 to June 15, 2025, by depositing (or causing to be deposited) into the Trust Account $5,000 on or prior to May 15, 2025, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis one time by an additional one month after June 15, 2025, by resolution of the SPAC Board, if requested by the Sponsor, upon five days’ advance notice prior to the Deadline Date, until July 15, 2025, by depositing (or causing to be deposited) into the Trust Account $5,000 for the additional one-month extension on or prior to the Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the May 2025 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date.

In connection with the vote on the May 2025 Extension Amendment Proposal at the May 2025 Extension Meeting, stockholders holding an aggregate of 207,559 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $2,764,686 (approximately $13.32 per share) was removed from the Company’s Trust Account to pay such holders in May 2025.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $7,998,225 in the Trust Account to extend the period to consummate a Business Combination to June 15, 2025.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

MARCH 31, 2025 (UNAUDITED)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

(ii) by either TSH Company or SPAC if the Effective Time shall not have occurred prior to July 15, 2025, provided that the Party seeking termination, either directly or indirectly through its Affiliates (as defined in the Merger Agreement), is not in breach or violation of any representation, warranty, covenant, agreement or obligation contained herein and such breach or violation is the principal cause of the failure of a closing condition;

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

MARCH 31, 2025 (UNAUDITED)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

Following is a summary of the Shell Commitment Agreement between STUSCO and the Company, entered into on May 7, 2025. Under this arrangement, STUSCO will be the exclusive supplier of crude oil to the Facility, and the exclusive purchaser of refined products from the Facility, for an initial term of seven years following commencement of operations, with automatic two-year renewal periods thereafter unless terminated by STUSCO. The Company is responsible for the restoration and operation of the Facility at its own cost and risk, and must meet certain conditions precedent, including completion of construction and regulatory approvals, before the agreement becomes fully effective. The agreement provides for pricing based on published market indices with fixed differentials and includes provisions addressing exclusivity, right of first refusal on facility expansions, most favored nation terms, and customary termination, force majeure, and indemnification clauses.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

Waiver to Merger Agreement

On April 30, 2025, the Parties to the Merger Agreement entered into that certain Waiver to Agreement and Plan of Merger (the “Waiver”) pursuant to which the Parties agreed to waive Section 8.03(f) of the Merger Agreement for a period of 90 days from the Closing (the “Waiver Period”). Section 8.03(f) required that the Shares of Holdings Class A Common Stock and Holdings Public Warrants shall have been approved for listing on a National Exchange. In exchange for granting the Waiver, if the Shares of Holdings Class A Common Stock and Holdings Public are not listed on a National Exchange by the end of the Waiver Period, SPAC agreed to make monthly payments to the Company in the amount of $120,000 until the earlier of: (1) the Company has received four million dollars from such payments or (2) the Shares of Holdings Class A Common Stock and Holdings Public are listed on a National Exchange.

Liquidity and Going Concern

At March 31, 2025, the Company had $224,204 in cash and $15,002,563 in working capital deficit.

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

MARCH 31, 2025 (UNAUDITED)

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

The accompanying unaudited statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025 which contains the audited financial statements and notes thereto.

The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future interim periods.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted (loss) income per share or the shares that may be acquired in association with the Company’s convertible promissory note, since the exercise of the warrants and the shares acquired in association with the convertible promissory note are contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. As of March 31, 2025 and 2024 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(139,456)	$(3,211,879)	$932,052	$1,369,474
Denominator:
Basic and diluted weighted average common shares outstanding	249,659	5,750,000	3,875,612	5,750,000
Basic and diluted net (loss) income per common stock	$(0.56)	$(0.56)	$0.24	$0.24

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Public Shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of March 31, 2025 and December 31, 2024, 249,659 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s consolidated balance sheet. At March 31, 2025 and December 31, 2024, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Class A Common stock subject to possible redemption	Shares	Amount
December 31, 2023	6,489,246	$71,474,496
Less:
Redemption of Common Stock	(6,239,587)	(70,178,335)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	1,852,501
December 31, 2024	249,659	$3,148,662
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	166,346
March 31, 2025	249,659	$3,315,008

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
MARCH 31, 2025 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The convertible promissory note was issued at its face value of $1,500,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $667,066 and is amortizing the debt discount ratably to interest expense on the consolidated statement of operations. Amortization of the debt discount is recognized over the shorter life of a) funded extension life of the Trust Account as of December 31, 2024 or b) the expected date of the consummation of the proposed Business Combination. For the three months ended March 31, 2025 and 2024, the Company recognized $162,092 and $0, respectively, in interest expense related to the amortization of the debt discount. The Company presents the convertible promissory note on the consolidated balance sheet at face value, net of its amortized debt discount.

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
MARCH 31, 2025 (UNAUDITED)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024, was (0.2)%, and 6.4%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets and prior-year true-ups.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024 and the Company recognized $0 and $210,648 in accrued interest and penalties at March 31, 2025 and December 31, 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2023, 2022 and 2021 tax years, which are the only periods subject to examination.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

At March 31, 2025 and December 31, 2024, the Company has recognized $2,937,587 and $2,649,197, respectively, in excise tax payable on the consolidated balance sheets. Included in the excise tax payable at March 31, 2025 and December 31, 2024 are $502,847 and $214,457, respectively, of interest and penalties. In accordance with ASC 340, the excise tax liability related to share redemptions is offset against accumulated deficit on the consolidated condensed statements of changes in stockholder’s deficit. The liability related to interest and penalties is reported on the consolidated condensed statements of operations and is included in other income, net.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, funds held in Trust Account consisted primarily of Money Market Funds which are invested in U.S. Treasury Securities, which have readily determinable fair values. Such funds are presented on the consolidated condensed balance sheets at fair value at the end of the reporting period. Interest on the Money Market Funds is included in interest and income from cash and trust investments in the accompanying unaudited consolidated condensed statements of operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

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

On January 12, 2023, the Company issued an unsecured promissory note (the “Note Payable-Related Party”) to Trident Point 2, LLC (“Trident”), a related party through common ownership, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $600,000 in order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. All unpaid principal under the Note Payable-Related Party was due and payable in full on the date on which the Company consummated an initial Business Combination. Pursuant to the terms of such note, Trident had the option at any time prior to September 15, 2023 to convert amounts outstanding, up to $600,000, into warrants to purchase the Company’s shares of Class A common stock at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s IPO. In May 2023, the Company issued an amended and restated unsecured promissory note, dated as of January 12, 2023, to Trident, removing the warrant conversion feature from the promissory note.

On February 8, 2024, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $750,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory note was due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the promissory note to amend the Maturity Date (as defined in the promissory note) to the earlier of (i) May 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination. In connection with the approval of the May 2025 Extension Amendment Proposal, the Company amended and restated the unsecured promissory note to Trident to amend the Maturity Date (as defined in the unsecured promissory note) to the earlier of (i) July 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

On February 10, 2025, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,350,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory note was due and payable in full on the earlier of (i) May 15, 2025, or (ii) the date on which the Company consummates an initial Business Combination.

At March 31, 2025 and December 31, 2024, the Company reported $1,729,710 and $390,710, respectively, as Note Payable – Related Party on the consolidated condensed balance sheets for the promissory notes to Trident.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – Continued

On April 13, 2023, the Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of March 31, 2025 and December 31, 2024, the Company has borrowed and owes $5,393,225 under the Note Payable—Sponsor.

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this promissory note . All unpaid principal under the promissory note will be due and payable in full the date on which the Company consummates an initial Business Combination. At March 31, 2025 and December 31, 2024, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated balance sheets.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance under advances from related parties of $100,770.

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

At December 31, 2024, the Company owed $120,000 under this agreement. On March 21, 2025, the Sponsor agreed to waive any and all rights to receive any and all current and future payments owed to it by the Company under the agreement. At March 31, 2025, the Sponsor waived $120,000 in administrative services fees which is reflected as a reduction of operating expenses in March 2025.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

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
MARCH 31, 2025 (UNAUDITED)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there was no preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 5,750,000 shares of Class A common stock issued and outstanding, excluding 249,659 subject to possible redemption.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 31, 2025 and December 31, 2024, there were 0 shares of Class B common stock issued and outstanding.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2025

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$3,421,932	$—	$—
Liabilities
Conversion event liability	$—	$—	$697,543
Warrant Liability—Public Warrants	$—	$—	$3,335,000
Warrant Liability—Private Placement Warrants	$—	$—	$2,726,000

December 31, 2024

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$3,237,676	$—	$—
Liabilities
Conversion event liability	$—	$—	$684,887
Warrant Liability—Public Warrants	$—	$—	$2,300,000
Warrant Liability—Private Placement Warrants	$—	$—	$1,880,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – Continued

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

The following table provides significant inputs used to determine the fair value of the convertible promissory note conversion event liability:

	March 31, 2025	December 31, 2024
Share price	$11.25	$10.01
Discount rate	11.3%	8.7%
Probability of close	60.0%	60.0%
Years to expiration	0.13	0.38
Market adjustment for implied probability of acquisition	26.13%	9.82%

As of March 31, 2025 and December 31, 2024, the Company’s Public Warrants were traded on a market exchange. At March 31, 2025 and December 31, 2024, there was insufficient trading activity to utilize market prices to determine the fair value of the Public Warrants. The Company utilized an independent third party to value the Public Warrants and Private Placement Warrants using a binomial options pricing model, which involves Level 3 inputs.

Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and probability of consummating a Business Combination. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the Public and Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The Public and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s consolidated condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – Continued

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Public Warrants and Private Placement Warrants:

	March 31, 2025	December 31, 2024
Share price	$11.25	$10.01
Exercise price	$11.50	$11.50
Years to expiration	5.13	5.38
Volatility	2.2%	1.6%
Risk-free rate	3.89%	4.30%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at March 31, 2025 and 2024:

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2025	$1,880,000	$2,300,000	$684,887
Change in fair value	846,000	1,035,000	12,656
March 31, 2025	$2,726,000	$3,335,000	$697,543

Private Placement Warrants
Changes in fair value of financial liabilities measured with level 3:
January 1, 2024	$940,000
Change in fair value	(921,200)
March 31, 2024	$18,800

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, the Company’s Trust Account held investments primarily in Money Market Funds which are invested in U.S. Treasury Securities. The assets held in the Trust Account at March 31, 2025 and December 31, 2024 within the consolidated balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 9 – SEGMENT INFORMATION

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

The Company is a blank check company incorporated for the purpose of effecting a Business Combination. The Company has not commenced operations, has no operating revenue and all activity since its inception relates to the Company’s formation, its IPO, and those activities necessary to consummate a Business Combination. As the Company does not generate operating income, the Company’s primary focus for profit and loss is the cash outflows related to expenses.

The CODM has determined that consolidated net income or loss is the primary measure of segment profit or loss. As the Company has no operating revenue and no capabilities of generating cash, operating expenses are reviewed and monitored by the CODM to manage and forecast cash and to ensure sufficient capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses are considered the Company’s primary significant expenses. The measure of segment assets is reported on the consolidated condensed balance sheets as total assets.

The following table provides the significant expenses and other expenses that are regularly provided to the CDOM and included in segment profit or loss.

	For the Three Months Ended March 31,
	2025	2024
Operating expenses	$1,035,602	$272,128
Excise tax interest and penalties	$288,390	$—
Provision for income taxes	$5,851	$157,804
Interest expense	$162,092	$—
Change in fair value of warrant liabilities	$1,881,000	$—
Change in fair value of conversion event liability	$12,656	$—

The Company has incurred other expenses in the form of excise tax interest and penalties related to the Company’s excise taxes. The CODM monitors the excise tax interest and penalties as the interest and penalties continue to accrue until all past due excise taxes, and related interest and penalties, are fully paid. Additionally, payment of excise tax interest and penalties require a cash outflow from the Company’s operating account or from cash that may be received from sources outside of the Company.

The provision for income taxes is reviewed by the CODM as other expenses of the Company. Income taxes are an expense that is payable with earnings from the Trust Account. The CODM monitors earnings in the Trust Account to ensure there are sufficient earnings available to pay the Company’s income taxes.

The Company incurs non-cash expenses from interest expense and non-cash expenses or income from changes in fair value of warrant liabilities and changes in fair value of conversion event liability. As these items do not require or generate cash the Company does not report them as significant expenses.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025 (UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than disclosed in the Notes to the Consolidated Condensed Financial Statements and the arrangement described below, that would have required adjustment or disclosure in the financial statements.

As previously disclosed on the Company’s current report on Form 8-K, the Company and STUSCO entered into a Crude Oil and Crude Oil Products Supply, Offtake and Processing Agreement on May 7, 2025. Under this arrangement, STUSCO will be the exclusive supplier of crude oil to the Facility, and the exclusive purchaser of refined products from the Facility, for an initial term of seven years following commencement of operations, with automatic two-year renewal periods thereafter unless terminated by STUSCO. The Company is responsible for the restoration and operation of the Facility at its own cost and risk, and must meet certain conditions precedent, including completion of construction and regulatory approvals, before the agreement becomes fully effective. The agreement provides for pricing based on published market indices with fixed differentials and includes provisions addressing exclusivity, right of first refusal on facility expansions, most favored nation terms, and customary termination, force majeure, and indemnification clauses.

On May 13, 2025, the Company held the May 2025 Extension Meeting, whereby the Company’s stockholders approved the May 2025 Extension Amendment Proposal to approve the May 2025 Extension Amendment to extend the Deadline Date from May 15, 2025 to June 15, 2025, by depositing (or causing to be deposited) into the Trust Account $5,000 on or prior to May 15, 2025, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis one time by an additional one month after June 15, 2025, by resolution of the SPAC Board, if requested by the Sponsor, upon five days’ advance notice prior to the Deadline Date, until July 15, 2025, by depositing (or causing to be deposited) into the Trust Account $5,000 for the additional one-month extension on or prior to the Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the May 2025 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date. In connection with the approval of the May 2025 Extension Amendment Proposal, the Company amended and restated the unsecured promissory note to Trident to amend the Maturity Date (as defined in the unsecured promissory note) to the earlier of (i) July 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

In connection with the vote on the May 2025 Extension Amendment Proposal at the May 2025 Extension Meeting, stockholders holding an aggregate of 207,559 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As of the date of filing this Form 10-Q, the redeeming stockholders have not been paid for their redeemed shares and the Company owes $2,764,686 (approximately $13.32 per share) to pay such holders.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $7,998,225 in the Trust Account to extend the period to consummate a Business Combination to June 15, 2025.

At the May 2025 Extension Meeting, the Company’s stockholders also approved the NTA Amendment Proposal to amend the Company’s Charter pursuant to a sixth amendment to the Charter, to remove the limitation that prevents the Company from redeeming shares of Class A Common Stock originally sold as part of the units issued in the Company’s IPO if such redemption would cause the Company to have net tangible assets of less than $5,000,001.

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

On May 13, 2025, the Company held the May 2025 Extension Meeting, whereby the Company’s stockholders approved the May 2025 Extension Amendment Proposal to approve the May 2025 Extension Amendment to extend the Deadline Date from May 15, 2025 to June 15, 2025, by depositing (or causing to be deposited) into the Trust Account $5,000 on or prior to May 15, 2025, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis one time by an additional one month after June 15, 2025, by resolution of the SPAC Board, if requested by the Sponsor, upon five days’ advance notice prior to the Deadline Date, until July 15, 2025, by depositing (or causing to be deposited) into the Trust Account $5,000 for the additional one-month extension on or prior to the Deadline Date, unless the closing of an initial Business Combination shall have occurred prior thereto. As a result of the approval of the May 2025 Extension Amendment Proposal, the Sponsor will make an Extension Payment into the Trust Account on each applicable Deadline Date.

In connection with the vote on the May 2025 Extension Amendment Proposal at the May 2025 Extension Meeting, stockholders holding an aggregate of 207,559 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As of the date of filing this Form 10-Q, the redeeming stockholders have not been paid for their redeemed shares and the Company owes $2,764,686 (approximately $13.32 per share) to pay such holders.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $7,998,225 in the Trust Account to extend the period to consummate a Business Combination to June 15, 2025.

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

Promissory Notes

On February 8, 2024, the Company issued an unsecured promissory note to Trident Point 2, LLC, a Delaware limited liability company (the “Lender” or “Trident”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $750,000 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination . No interest shall accrue on the unpaid principal balance of the Promissory Note. All unpaid principal under the Promissory Note will be due and payable in full on the earlier of (i) November 15, 2024 or (ii) the date on which the Company consummates an initial Business Combination. On January 10, 2025, the Company amended and restated the Promissory Note to amend the Maturity Date (as defined in the Promissory Note) to the earlier of (i) May 15, 2025, or (ii) the date on which the Company consummates an initial Business Combination.

On February 10, 2025, the Company issued an additional unsecured promissory note to Trident, pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $1,350,000 from Trident in order to fund costs reasonably related to an initial Business Combination for the Company, including without limitation both the daily operations of the Company prior to an initial Business Combination and potential monthly extensions to the time period for the Company to enter into and complete an initial Business Combination. No interest shall accrue on the unpaid principal balance of the promissory note. All unpaid principal under the promissory Note was due and payable in full on the earlier of (i) May 15, 2025, or (ii) the date on which the Company consummates an initial Business Combination. In connection with the approval of the May 2025 Extension Amendment Proposal, the Company amended and restated the unsecured promissory note to amend the Maturity Date (as defined in the unsecured promissory note) to the earlier of (i) July 15, 2025 or (ii) the date on which the Company consummates an initial Business Combination.

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

On November 8, 2024, SPAC entered into Amendment No. 1, on December 31, 2024, SPAC entered into Amendment No. 2, on April 30, 2025, SPAC entered into the Waiver, and on May 14, 2025, SPAC entered into Amendment No. 3.

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

(ii) by either TSH Company or SPAC if the Effective Time shall not have occurred prior to July 15, 2025, provided that the Party seeking termination, either directly or indirectly through its Affiliates (as defined in the Merger Agreement), is not in breach or violation of any representation, warranty, covenant, agreement or obligation contained herein and such breach or violation is the principal cause of the failure of a closing condition;

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

Waiver to Merger Agreement

On April 30, 2025, the Parties to the Merger Agreement entered into that certain Waiver to Agreement and Plan of Merger (the “Waiver”) pursuant to which the Parties agreed to waive Section 8.03(f) of the Merger Agreement for a period of 90 days from the Closing (the “Waiver Period”). Section 8.03(f) required that the Shares of Holdings Class A Common Stock and Holdings Public Warrants shall have been approved for listing on a National Exchange. In exchange for granting the Waiver, if the Shares of Holdings Class A Common Stock and Holdings Public are not listed on a National Exchange by the end of the Waiver Period, SPAC agreed to make monthly payments to the Company in the amount of $120,000 until the earlier of: (1) the Company has received four million dollars from such payments or (2) the Shares of Holdings Class A Common Stock and Holdings Public are listed on a National Exchange.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net loss of $3,351,335, which consisted of change in fair value of warrant liabilities of $1,881,000, operating costs of $1,035,602, excise tax interest and penalties of $288,390, interest expense of $162,092, change in fair value of conversion event of $12,656, and a provision for income taxes of $5,851, partially offset by the interest and income earned on cash and investment in the Trust Account of $34,256.

For the three months ended March 31, 2024, we had a net income of $2,292,526, which consisted of the interest and income earned on cash and investment in the Trust Account of $674,258 and a gain on change in fair value of warrant liabilities of $2,048,200 partially offset by operating costs of $272,128, and a provision for income taxes of $157,804.

Liquidity and Capital Resources

At March 31, 2025, we had $224,204 in cash and a working capital deficit of $15,002,563.

For the three months ended March 31, 2025, cash used in operating activities was $1,004,734. Net loss of $3,351,335 was affected by change in fair value of Warrant Liabilities of $1,881,000, interest and income on cash and Trust Account investments of $34,256, interest expense of $162,092 and change in fair value of conversion event liability of $12,656. Changes in operating assets and liabilities provided $325,109 of cash from operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $168,110. Net income of $2,292,526 was affected by a change in the fair value of warrant liabilities of $2,048,200, and interest from marketable securities held in the Trust Account of $674,257. Changes in operating assets and liabilities provided $261,821 of cash for operating activities.

For the three months ended March 31, 2025, cash used in investing activities was $150,000 affected by cash deposited in Trust Account.

For the three months ended March 31, 2024, cash provided by investing activities was $50,072,460 including cash deposited in Trust Account of $240,000 and a withdrawal funds from the Trust Account to redeeming stockholders for $50,312,460.

For the three months ended March 31, 2025, cash provided by financing activities was $1,339,000 affected by a proceeds from note payable from a related party of $1,350,000 and repayment of note payable with a related party of $11,000.

For the three months ended March 31, 2024, cash used in financing activities was $49,902,460 and included $240,000 in proceeds from a note payable from Sponsor and a related party of the Company for $170,000 and a payment to redeeming stockholders for $50,312,460.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the three months ended March 31, 2025, the Company did not make any withdrawals of interest earned in the Trust Account to pay taxes.

At March 31, 2025, we had cash of $224,204 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $5,393,225 for extension purposes, Notes Payable due to a related party used for working capital purposes of $1,729,710 an additional working capital loan due to the Sponsor of the Company for $17,935 and a convertible promissory note for $1,500,000. We intend to use the funds held outside the Trust Account primarily to complete the proposed Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended March 31, 2025, we had two promissory notes with a related party for and aggregate of $1,729,710 to fund working capital and a convertible promissory note for $1,500,000 outstanding. Additionally, at March 31, 2025 we owed an affiliate of the Sponsor $5,393,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We had an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. This monthly fee and the balance due was waived in March 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: May 20, 2025	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman
(Principal Financial and Accounting Officer)