Form 10-Q
period 2025-06-30
INTEGRATED RAIL & RESOURCES ACQUISITION CORP
filed 2025-09-04
CIK 1854795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of September 4, 2025, there were 5,792,100 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

INTEGRATED RAIL AND RESOURCE ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash	$20,313	$39,938
Total Current Assets	20,313	39,938
Investments held in Trust Account	666,143	3,237,676
Total Assets	$686,456	$3,277,614

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,771,011	$2,594,035
Accrued franchise tax	10,288	23,571
Redemptions payable	233,624	—
Accrued excise tax	3,077,899	2,649,197
Income taxes payable	287,454	278,518
Advances from related parties	100,770	100,770
Note Payable—Sponsor	5,393,225	5,393,225
Note Payable—related party	1,829,710	390,710
Convertible promissory note, net of debt discount	1,471,784	1,255,062
Conversion event liability	702,878	684,887
Working Capital Loan—related party	17,935	17,935
Total Current Liabilities	15,896,578	13,387,910
Warrant liabilities	13,668,000	4,180,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	37,614,578	25,617,910

Commitments and Contingencies (Note 5)
Class A Common Stock subject to possible redemption. 25,572 and 249,659 shares are at redemption value of approximately $15.14 and $12.61 per share at June 30, 2025 and December 31, 2024, respectively.	387,193	3,148,662

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized, 5,750,000 shares issued and outstanding (excluding 25,572 and 249,659 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	575	575
Class B Common Stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Accumulated deficit	(37,315,890)	(25,489,533)
Total Stockholders’ Deficit	(37,315,315)	(25,488,958)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$686,456	$3,277,614

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
EXPENSES
Operating expenses	$449,001	$213,679	$1,484,603	$485,807
Loss from Operations	(449,001)	(213,679)	(1,484,603)	(485,807)

Other (Expense) Income
Interest and income earned on cash and Trust investments	22,297	272,004	56,553	946,262
Interest expense	(54,629)	—	(216,721)	—
Change in fair value of conversion event feature	(5,335)	—	(17,991)	—
Excise tax interest and penalties	(110,045)	—	(398,435)	—
Change in fair value of warrant liabilities	(7,607,000)	(1,003,200)	(9,488,000)	1,045,000
Total Other (Expense) Income	(7,754,712)	(731,196)	(10,064,594)	1,991,262

(Expense) income before provision for income taxes	(8,203,713)	(944,875)	(11,549,197)	1,505,455
Provision for income taxes	(3,085)	(95,209)	(8,936)	(253,013)
Net (loss) income	$(8,206,798)	$(1,040,084)	$(11,558,133)	$1,252,442

Weighted average shares outstanding of Class A redeemable Common Stock	137,715	1,915,386	193,378	2,895,499
Basic and diluted net (loss) income per share, Class A redeemable Common Stock	$(1.39)	$(0.14)	$(1.94)	$0.14
Weighted average shares outstanding of non-redeemable Common Stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Common Stock	$(1.39)	$(0.14)	$(1.94)	$0.14

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three and Six months Ended June 30, 2025
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	5,750,000	$575	—	$—	$—	$(25,489,533)	$(25,488,958)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(166,346)	(166,346)
Net loss	—	—	—	—	—	(3,351,335)	(3,351,335)
Balance – March 31, 2025	5,750,000	575	—	—	—	(29,007,214)	(29,006,639)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(71,611)	(71,611)
Accrued excise tax on Common Stock redemptions	—	—	—	—	—	(30,267)	(30,267)
Net loss	—	—	—	—	—	(8,206,798)	(8,206,798)
Balance – June 30, 2025	5,750,000	$575	—	$—	$—	$(37,315,890)	$(37,315,315)

	For the Three and Six Months Ended June 30, 2024
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	5,750,000	$575	$—	$(18,120,810)	$(18,120,235)
Accrued excise tax on Common Stock redemptions	—	—	—	—	—	(509,757)	(509,757)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(791,449)	(791,449)
Net income	—	—	—	—	—	2,292,526	2,292,526
Balance – March 31, 2024	—	—	5,750,000	575	—	(17,129,490)	(17,128,915)
Remeasurement of Common Stock subject to redemption	—	—	—	—	—	(337,231)	(337,231)
Net loss	—	—	—	—	—	(1,040,084)	(1,040,084)
Balance – June 30, 2024	—	$—	5,750,000	$575	$—	$(18,506,805)	$(18,506,230)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(11,558,133)	$1,252,442
Adjustments to reconcile net (loss) income to cash used in operating activities:
Interest expense	216,722	—
Change in fair value of conversion event feature	17,991	—
Interest and income earned on cash and Trust Account investments	(56,552)	(946,259)
Change in fair value of warrant liabilities	9,488,000	(1,045,000)
Changes in Operating Assets and Liabilities:
Prepaid expenses	—	(6,918)
Excise tax interest and penalties	398,435	—
Accounts payable and accrued expenses	176,976	70,896
Accrued franchise tax	(13,283)	(11,200)
Income tax payable	8,936	253,013
Net Cash Used in Operating Activities	(1,320,908)	(433,026)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(210,000)	(390,000)
Cash withdrawn from Trust Account for payment to redeeming stockholders	2,765,802	50,312,460
Transfer of funds held in Trust Account for payment of taxes	72,283	83,253
Net Cash Provided by Investing Activities	2,628,085	50,005,713

Cash Flows from Financing Activities:
Proceeds from Note Payable—Sponsor	—	390,000
Proceeds from Note Payable—related party	1,450,000	350,710
Repayment of promissory note - related party	(11,000)	—
Payment to redeeming stockholders	(2,765,802)	(50,312,460)
Net Cash Used in Financing Activities	(1,326,802)	(49,571,750)

Net Change in Cash	(19,625)	937
Cash – Beginning of Period	39,938	189
Cash – End of Period	$20,313	$1,126

Supplemental Disclosure of Noncash Investing and Financing Activities:
Remeasurement of Common Stock subject to redemption	$237,957	$1,128,680
Accrued excise tax on Common Stock redemptions	$30,267	$509,757
Payable to redeeming stockholders	$233,624	$395,138

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from March 12, 2021 (inception) through June 30, 2025 related to the Company’s formation, its initial public offering (“IPO” or “Initial Public Offering”), which is described below, and, subsequent to the IPO, identifying a target company for an initial Business Combination and completion of the proposed Business Combination (described below).

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

JUNE 30, 2025 (UNAUDITED)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering, and was amended by certificates of amendment on February 9, 2023 and August 8, 2023 (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. In the May 2025 Extension Meeting (discussed below) the Company’s Charter Amendment removed the limitation that prevents the Company from redeeming shares of Class A Common Stock originally sold as part of the Units issued in the Company’s Initial Public Offering if such redemption would cause the Company to have net tangible assets of less than $5,000,001.

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

JUNE 30, 2025 (UNAUDITED)

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

JUNE 30, 2025 (UNAUDITED)

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

On June 30, 2025, the Company held a special meeting of stockholders (the “June 2025 Special Meeting”) (discussed below). In connection with the June 2025 Special Meeting, stockholders holding an aggregate of 16,528 shares of the Company’s Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, concurrent with the close of the proposed Business Combination, $233,624 (approximately $14.14 per share) will be removed from the Trust Account to pay such holders.

On July 15, 2025, the Company amended its Amended and Restated Certificate of Incorporation (as so amended, the “Charter”), with the Secretary of State of the State of Delaware (the “Charter Amendment”). The Charter Amendment extends the date by which the Company must complete an initial Business Combination (the “Deadline Date”) from July 15, 2025 to August 15, 2025, by depositing (or causing to be deposited) into the Trust Account $1.00 for such one-month extension (an “Extension Payment”) on or prior to July 15, 2025, and to allow SPAC, without another stockholder vote, to further extend the Deadline Date on a monthly basis one time by an additional one month after August 15, 2025, by resolution of the Board, if requested by the Sponsor, upon five days’ advance notice prior to the Deadline Date, until September 15, 2025, by depositing (or causing to be deposited) into the Trust Account an Extension Payment on or prior to the Deadline Date, unless the closing of an initial business combination shall have occurred prior thereto.

On July 15, 2025, the Company held a special meeting of stockholders (the “July 2025 Special Meeting”), the Company stockholders approved a proposal (the “Extension Amendment Proposal”) to amend the Charter to extend the Deadline Date from July 15, 2025 to August 15, 2025, by depositing (or causing to be deposited) into the Trust Account an Extension Payment on or prior to July 15, 2025, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis one time by an additional one month after August 15, 2025, by resolution of the Board, if requested by the Sponsor, upon five days’ advance notice prior to the Deadline Date, to September 15, 2025, by depositing (or causing to be deposited) into the Trust Account an Extension Payment on or prior to the Deadline Date, unless the closing of an initial business combination shall have occurred prior thereto.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $8,053,225 in the Trust Account to extend the period to consummate a Business Combination to September 15, 2025.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

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

JUNE 30, 2025 (UNAUDITED)

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

On July 14, 2025, the Company entered into that certain Fourth Amendment to Agreement and Plan of Merger (the “Amendment”) to that certain Agreement and Plan of Merger dated November 8, 2024 (as amended by that certain that certain Amendment to and Waiver of Agreement and Plan of Merger dated November 8, 2024, that certain Second Amendment to Agreement and Plan of Merger dated December 31, 2024, that certain Waiver to Agreement and Plan of Merger dated April 30, 2025, that certain Third Amendment to Agreement and Plan of Merger dated May 14, 2025, the Amendment, and as further amended or modified from time to time, the “Merger Agreement”), by and among the parties to the Merger Agreement.

Pursuant to the Amendment, the parties to the Merger Agreement agreed to extend the Termination Date of the Merger Agreement to August 31, 2025 and further extended the Termination Date to September 15, 2025 by giving Tar Sands written notice on August 31, 2025. The parties also agreed to amend the meanings of the terms Company Common Stock Consideration and Company Common Stock Consideration Amount to mean 820,000 shares of Holdings Class A Common Stock at a value of $10.00 per share issued to the Company Members pursuant to the Rollover Agreement, and $8,200,000, respectively.

Amendment to Sponsor Support Agreement

On November 8, 2024, in connection with the Amendment, the parties to the Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement, pursuant to which the parties agreed, among other things, to replace Holdings with UIGC.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN – Continued

Crude Oil Supply, Offtake, and Processing Agreement with STUSCO

On May 7, 2025, the Company entered into a Crude Oil Supply, Offtake, and Processing Agreement with Shell Trading (US) Company (“STUSCO”) (the “Offtake Agreement”). Under the agreement, STUSCO will be the exclusive supplier of crude oil to the Company’s Vernal, Utah facility, and the exclusive purchaser of refined products from the facility, for an initial term of seven years following commencement of operations, with automatic two-year renewal periods thereafter unless terminated by STUSCO. The Company is responsible for the restoration and operation of the facility at its own cost and risk, and must meet certain conditions precedent, including completion of construction and regulatory approvals, before the agreement becomes fully effective. The agreement provides for pricing based on published market indices with fixed differentials and includes provisions addressing exclusivity, right of first refusal on facility expansions, most favored nation terms, and customary termination, force majeure, and indemnification clauses.

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

June 2025 Special Meeting

On June 30, 2025, the Company held a special meeting of stockholders (the “June 2025 Special Meeting”), whereby stockholders approved a proposal (a) adopt the Agreement and Plan of Merger (as amended by that certain Amendment to and Waiver of Agreement and Plan of Merger, dated November 8, 2024, as further amended by that certain Second Amendment to Agreement and Plan of Merger, dated December 31, 2024, as further amended by that certain Waiver to Agreement and Plan of Merger, dated April 30, 2025, and as further amended by that certain Third Amendment to Agreement and Plan of Merger, dated May 14, 2025, the “Merger Agreement”), by and among (i) the Company, (ii) Uinta Infrastructure Group Corp. (“Holdings”), (iii) Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings, (v) Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings, (vi) Tar Sands Holdings II, LLC, and (vii) Endeavor Capital Group, LLC, and (b) to approve the Transactions, including the Mergers, and Business Combination (as each is defined in the Merger Agreement) (the “Business Combination Proposal”) (discussed below).

Additionally, at the June 2025 Special Meeting, the Company stockholders approved:

●	a proposal to adopt the proposed Amended and Restated Holdings Certificate of Incorporation, as the charter for the post-business combination company, which would take effect substantially concurrently with the Effective Time (as defined in the Merger Agreement) (the “Organizational Documents Proposal”);

●	a proposal to approve, on a non-binding advisory basis, certain governance provisions in the Amended and Restated Holdings Certificate of Incorporation, and these proposals are being presented in accordance with the requirements of the SEC as five separate sub-proposals (the “Advisory Governance Proposals”);

●	a proposal to elect, effective at the Closing (as defined in the Merger Agreement), seven directors to serve on the new Holdings Board of Directors until the 2025 annual meeting of stockholders, and until their respective successors are duly elected and qualified (the “Election of Directors Proposal”); and

●	a proposal to approve the equity incentive plan (the “Incentive Plan Proposal”).

Liquidity and Going Concern

At June 30, 2025, the Company had $20,313 in cash and $15,876,265 in working capital deficit.

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

JUNE 30, 2025 (UNAUDITED)

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

The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future interim periods.

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

JUNE 30, 2025 (UNAUDITED)

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,900,000 shares in the calculation of diluted (loss) income per share or the shares that may be acquired in association with the Company’s convertible promissory note, since the exercise of the warrants and the shares acquired in association with the convertible promissory note are contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented. As of June 30, 2025 and 2024 the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2025		2024
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(191,959)	$(8,014,839)	$(259,891)	$(780,193)
Denominator:
Basic and diluted weighted average common shares outstanding	137,715	5,750,000	1,915,386	5,750,000
Basic and diluted net loss per common stock	$(1.39)	$(1.39)	$(0.14)	$(0.14)

	For the Six Months Ended June 30,
	2025		2024
	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption	Shares Subject to Possible Redemption	Shares Not Subject to Possible Redemption
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(376,063)	$(11,182,070)	$419,460	$832,982
Denominator:
Basic and diluted weighted average common shares outstanding	193,378	5,750,000	2,895,499	5,750,000
Basic and diluted net (loss) income per common stock	$(1.94)	$(1.94)	$0.14	$0.14

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

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

At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Public Shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The valuation of common stock subject to redemption includes the Company’s estimate of interest held in the Trust Account that is available for payment of taxes, and excludes dissolution expense of up to $100,000 since it is only taken into account in the event of the Company’s liquidation. As of June 30, 2025 and December 31, 2024, 25,572 and 249,659 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of stockholders’ deficit section of the Company’s consolidated balance sheet. At June 30, 2025 and December 31, 2024, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Class A Common stock subject to possible redemption	Shares	Amount
December 31, 2023	6,489,246	$71,474,496
Less:
Redemption of Common Stock	(6,239,587)	(70,178,335)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	1,852,501
December 31, 2024	249,659	3,148,662
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	166,346
March 31, 2025	249,659	3,315,008
Less:
Redemption of Common Stock	(224,087)	(2,999,426)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	71,611
June 30, 2025	25,572	$387,193

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
JUNE 30, 2025 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Convertible Promissory Note

The Company’s convertible promissory note contains a conversion feature whereby, upon consummation of the proposed Business Combination with TSH Company, the note shall convert into 355,000 shares of UIGC’s common stock. The Company treats this conversion feature as an embedded derivative in accordance with ASC 815 and bifurcates the embedded derivative from the host contract. As such, the conversion event liability is reported on the consolidated balance sheets at fair value upon inception of the convertible promissory note. Changes in its fair value are reported on the consolidated statements of operations as change in fair value of conversion event liability.

The convertible promissory note was issued at its face value of $1,500,000 and is reported net of a debt discount representing the initial fair value of the conversion event liability. In accordance with ASC 835, Interest (“ASC 835”), the Company capitalized the debt discount of $667,066 and is amortizing the debt discount ratably to interest expense on the consolidated statements of operations. Amortization of the debt discount is recognized over the shorter life of a) funded extension life of the Trust Account as of June 30, 2025 or b) the expected date of the consummation of the proposed Business Combination. For the three and six months ended June 30, 2025, the Company recognized $54,629 and $216,721, respectively, in interest expense related to the amortization of the debt discount. For the three and six months ended June 30, 2024, the Company did not recognized any interest expense related to the amortization of the debt discount. The Company presents the convertible promissory note on the consolidated balance sheets at face value, net of its amortized debt discount.

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
JUNE 30, 2025 (UNAUDITED)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s effective tax rate for the three and six months ended June 30, 2025, was (0.04)%, and (0.08)%, respectively and for the three and six months ended June 30, 2024, was 10.1% and (16.8)% respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, primarily due to the change in the fair value of the warrants, tax interest and penalties, the valuation allowance on the deferred tax assets and prior-year true-ups.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpaid income taxes as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024 and the Company recognized $0 and $210,648 in accrued interest and penalties at June 30, 2025 and December 31, 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Since the Company was incorporated on March 12, 2021, the evaluation was performed for the 2023, 2022 and 2021 tax years, which are the only periods subject to examination.

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
JUNE 30, 2025 (UNAUDITED)

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

At June 30, 2025 and December 31, 2024, the Company has recognized $3,075,563 and $2,649,197, respectively, in excise tax payable on the consolidated balance sheets. Included in the excise tax payable at June 30, 2025 and December 31, 2024 are $612,892 and $214,457, respectively, of interest and penalties. In accordance with ASC 340, the excise tax liability related to share redemptions is offset against accumulated deficit on the consolidated condensed statements of changes in stockholder’s deficit. The liability related to interest and penalties is reported on the consolidated condensed statements of operations and is included in other income, net.

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

Recent Accounting Pronouncements

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, funds held in Trust Account consisted primarily of Money Market Funds which are invested in U.S. Treasury Securities, which have readily determinable fair values. Such funds are presented on the consolidated condensed balance sheets at fair value at the end of the reporting period. Interest on the Money Market Funds is included in interest and income from cash and trust investments in the accompanying unaudited consolidated condensed statements of operations.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

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

On November 15, 2022, the Company’s CEO Richard Bertel, CFO Christopher Bertel, Vice President Edmund Underwood, director Rollin Bredenberg, and director Troy Welch tendered their resignation from the Company. In relation to such resignations, Mr. Bredenberg, Mr. Welch, and Mr. Underwood each tendered the return of their interest in the Sponsor (that corresponded with 25,000 Founder Shares) on November 21, 2022. The Company replaced the departed directors with Ronald Curt Copley and Jason Reeves.

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
JUNE 30, 2025 (UNAUDITED)

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

On July 14, 2025, the Company amended and restated the unsecured promissory notes to Trident to amend the Maturity Date to the earlier of (i) September 15, 2025 or (ii) the date on which SPAC consummates an initial Business Combination.

At June 30, 2025 and December 31, 2024, the Company reported $1,829,710 and $390,710, respectively, as Note Payable – Related Party on the consolidated condensed balance sheets for the promissory notes to Trident.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS – Continued

On April 13, 2023, the Company issued an unsecure promissory note to the Sponsor (“Note Payable—Sponsor”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $4,153,244. All unpaid principal under the Note Payable—Sponsor will be due and payable in full on the date on which the Company consummates an initial Business Combination. On August 14, 2023, the Company amended the original promissory note and increased the borrowing limit up to $8,400,000 from the Sponsor to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Amended and Restated Certificate of Incorporation. As of June 30, 2025 and December 31, 2024, the Company has borrowed and owes $5,393,225 under the Note Payable—Sponsor.

On September 14, 2023, the Company issued an unsecured promissory note to the Sponsor (“Working Capital Loan—Related Party”), pursuant to which the Company is entitled to borrow up to an aggregate principal amount of $17,935 from the Lender in order to fund costs reasonably related to an initial Business Combination for the Company. No interest shall accrue on the unpaid principal balance of this promissory note. All unpaid principal under the promissory note will be due and payable in full the date on which the Company consummates an initial Business Combination. At June 30, 2025 and December 31, 2024, the Company reported $17,935 as Working Capital Loan – Related Party on the consolidated balance sheets.

A related party of the Company has paid operating expenses on behalf of the Company. These amounts were reflected on the consolidated balance sheets as Advances from Related Parties. The advances are non-interest bearing and are payable on demand. As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance under advances from related parties of $100,770.

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

At December 31, 2024, the Company owed $120,000 under this agreement. On March 21, 2025, the Sponsor agreed to waive any and all rights to receive any and all current and future payments owed to it by the Company under the agreement. At March 31, 2025, the Sponsor waived $120,000 in administrative services fees which are reflected as a reduction of operating expenses during the six months ended June 30, 2025.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

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
JUNE 30, 2025 (UNAUDITED)

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

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there was no preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 5,750,000 shares of Class A common stock issued and outstanding, excluding 25,572 and 249,659 shares subject to possible redemption, respectively.

Class B common stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2025 and December 31, 2024, there were 0 shares of Class B common stock issued and outstanding.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2025

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$666,143	$—	$—
Liabilities
Conversion event liability	$—	$—	$702,878
Warrant Liability—Public Warrants	$6,900,000	$—	$—
Warrant Liability—Private Placement Warrants	$—	$—	$6,768,000

December 31, 2024

	Fair Value
Description	Level 1	Level 2	Level 3

Assets
Investments held in Trust Account	$3,237,676	$—	$—
Liabilities
Conversion event liability	$—	$—	$684,887
Warrant Liability—Public Warrants	$—	$—	$2,300,000
Warrant Liability—Private Placement Warrants	$—	$—	$1,880,000

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

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

The following table provides significant inputs used to determine the fair value of the convertible promissory note conversion event liability:

	June 30, 2025	December 31, 2024
Share price	$17.00	$10.01
Discount rate	15.7%	8.7%
Probability of close	60.0%	60.0%
Years to expiration	0.04	0.38
Market adjustment for implied probability of acquisition	18.4%	9.82%

As of June 30, 2025 and December 31, 2024, the Company’s Public Warrants were traded on a market exchange. At December 31, 2024, there was insufficient trading activity to utilize market prices to determine the fair value of the Public Warrants. The Company utilized an independent third party to value the Public Warrants and Private Placement Warrants using a binomial options pricing model, which involves Level 3 inputs. At June 30, 2025 there was sufficient trading activity for the Company to utilize the market price of the Public Warrants to determine the fair value of the Public Warrants.

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
JUNE 30, 2025 (UNAUDITED)

NOTE 8 – FAIR VALUE MEASUREMENTS – Continued

The following table provides significant inputs to the independent third party’s pricing model for the fair value of the Public Warrants at December 31, 2024 and the Private Placement Warrants at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Share price	$17.00	$10.01
Exercise price	$11.50	$11.50
Years to expiration	5.04	5.38
Volatility	1.8%	1.6%
Risk-free rate	3.72%	4.30%
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis at June 30, 2025 and 2024:

	Private Placement Warrants	Public Warrants	Conversion Feature
Changes in fair value of financial liabilities measured with level 3:
January 1, 2025	$1,880,000	$2,300,000	$684,887
Change in fair value	846,000	1,035,000	12,656
March 31, 2025	2,726,000	3,335,000	697,543
Reclassification of Public Warrants to Level 1	—	(3,335,000)	—
Change in fair value	4,042,000	—	5,335
June 30, 2025	$6,768,000	$—	$702,878

Warrant Liabilities
Fair Value at January 1, 2024 – Private Placement Warrants	$940,000
Change in Fair Value – Private Placement Warrants	(921,200)
Fair Value at March 31, 2024 – Private Placement Warrants	18,800
Change in Fair Value – Private Placement Warrants	451,200
Reclassification of Public Warrants to Level 3	575,000
Fair Value at June 30, 2024 – Public Warrants and Private Placement Warrants	$1,045,000

Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, the Company’s Trust Account held investments primarily in Money Market Funds which are invested in U.S. Treasury Securities. The assets held in the Trust Account at June 30, 2025 and December 31, 2024 within the consolidated balance sheets represent a Level 1 fair value measurement based upon the observable valuation nature of the respective investments.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025 (UNAUDITED)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses	$449,001	$213,679	$1,484,603	$485,807
Excise tax interest and penalties	$110,045	$—	$398,435	$—
Provision for income taxes	$3,085	$95,209	$8,936	$253,013
Interest expense	$54,629	$—	$216,721	$—
Change in fair value of warrant liabilities	$7,607,000	$1,003,200	$9,488,000	$1,045,000
Change in fair value of conversion event liability	$5,335	$—	$17,991	$—

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

On June 30, 2025, the Company held a special meeting of stockholders (the “June 2025 Special Meeting”) (discussed below). In connection with the June 2025 Special Meeting, stockholders holding an aggregate of 16,528 shares of the Company’s Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, concurrent with the close of the proposed Business Combination, $233,624 (approximately $14.14 per share) will be removed from the Trust Account to pay such holders.

On July 15, 2025, the Company held a special meeting of stockholders (the “July 2025 Special Meeting”), whereby stockholders approved a proposal (the “Extension Amendment Proposal”) to amend the Charter to extend the Deadline Date from July 15, 2025 to August 15, 2025, by depositing (or causing to be deposited) into the Trust Account an Extension Payment on or prior to July 15, 2025, and to allow the Company, without another stockholder vote, to further extend the Deadline Date on a monthly basis one time by an additional one month after August 15, 2025, by resolution of the Board, if requested by the Sponsor, upon five days’ advance notice prior to the Deadline Date, to September 15, 2025, by depositing (or causing to be deposited) into the Trust Account an Extension Payment on or prior to the Deadline Date, unless the closing of an initial business combination shall have occurred prior thereto.

Since its first extension deposit in the Trust Account in November 2022 to the filing of this Form 10-Q, the Company has deposited an aggregate of $8,053,225 in the Trust Account to extend the period to consummate a Business Combination to September 15, 2025.

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

On July 14, 2025, the Company amended and restated the unsecured promissory notes to Trident to amend the Maturity Date to the earlier of (i) September 15, 2025 or (ii) the date on which SPAC consummates an initial Business Combination.

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

In October 2024, Sponsor’s affiliates removed the case to federal court in the Southern District of Texas, Corpus Christi Division. The Company and the Sponsor consented to removal. In November 2024, Sponsor and Sponsor’s affiliates filed in federal court a motion to dismiss Tyr Energy’s claims for lack of personal jurisdiction, improper service of process, and failure to state a claim for tortious interference and breach of contract. The Company also filed a motion to dismiss in federal court on the same basis. Tyr Energy filed a motion to remand the case back to County Court at Law, Number 1, Nueces County, Texas in January 2025. Initial briefing from both parties on the motion to remand and motions to dismiss was completed in March 2025. In mid-June 2025, the federal court set a date for a hearing on these motions for June 25, 2025. Two days before the hearing, Tyr Energy moved for leave to supplement its motion to remand.

In early July 2025, Sponsor, Sponsor’s affiliates, and the Company responded to the motion for leave and the proposed supplement. The federal court has not yet ruled on the motion for leave. A hearing on the motion to remand, motions to dismiss, and motion for leave was held on August 7, 2025, and the parties are awaiting the court’s decision.

Amendments to Merger Agreement

On November 8, 2024, the parties entered into Amendment No. 1. On December 31, 2024, the parties entered into Amendment No. 2. The parties have continued and expect to continue regular discussions regarding the execution and timing of the Business Combination and to take all requisite corporate actions to advance towards the closing of the Business Combination.

On July 14, 2025, the Company entered into that certain Fourth Amendment to Agreement and Plan of Merger (the “Amendment”) to that certain Agreement and Plan of Merger dated November 8, 2024 (as amended by that certain that certain Amendment to and Waiver of Agreement and Plan of Merger dated November 8, 2024, that certain Second Amendment to Agreement and Plan of Merger dated December 31, 2024, that certain Waiver to Agreement and Plan of Merger dated April 30, 2025, that certain Third Amendment to Agreement and Plan of Merger dated May 14, 2025, the Amendment, and as further amended or modified from time to time, the “Merger Agreement”), by and among the parties to the Merger Agreement.

Pursuant to the Amendment, the parties to the Merger Agreement agreed to extend the Termination Date of the Merger Agreement to August 31, 2025 and further extended the Termination Date to September 15, 2025 by giving Tar Sands written notice on August 31, 2025. The parties also agreed to amend the meanings of the terms Company Common Stock Consideration and Company Common Stock Consideration Amount to mean 820,000 shares of Holdings Class A Common Stock at a value of $10.00 per share issued to the Company Members pursuant to the Rollover Agreement, and $8,200,000, respectively.

Amendment to Sponsor Support Agreement

On November 8, 2024, in connection with Amendment No. 1, the parties to the Sponsor Support Agreement entered into an Amendment to Sponsor Support Agreement, pursuant to which the parties agreed, among other things, to replace Holdings with UIGC.

Crude Oil Supply, Offtake, and Processing Agreement with STUSCO

On May 7, 2025, the Company entered into a Crude Oil Supply, Offtake, and Processing Agreement with Shell Trading (US) Company (“STUSCO”) (the “Offtake Agreement”). Under the agreement, STUSCO will be the exclusive supplier of crude oil to the Company’s Vernal, Utah facility, and the exclusive purchaser of refined products from the facility, for an initial term of seven years following commencement of operations, with automatic two-year renewal periods thereafter unless terminated by STUSCO. The Company is responsible for the restoration and operation of the facility at its own cost and risk, and must meet certain conditions precedent, including completion of construction and regulatory approvals, before the agreement becomes fully effective. The agreement provides for pricing based on published market indices with fixed differentials and includes provisions addressing exclusivity, right of first refusal on facility expansions, most favored nation terms, and customary termination, force majeure, and indemnification clauses.

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

June 2025 Special Meeting

On June 30, 2025, the Company held a special meeting of stockholders (the “June 2025 Special Meeting”), whereby stockholders approved a proposal (a) adopt the Agreement and Plan of Merger (as amended by that certain Amendment to and Waiver of Agreement and Plan of Merger, dated November 8, 2024, as further amended by that certain Second Amendment to Agreement and Plan of Merger, dated December 31, 2024, as further amended by that certain Waiver to Agreement and Plan of Merger, dated April 30, 2025, and as further amended by that certain Third Amendment to Agreement and Plan of Merger, dated May 14, 2025, the “Merger Agreement”), by and among (i) the Company, (ii) Uinta Infrastructure Group Corp. (“Holdings”), (iii) Uinta Lower Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Lower Holdings”), (iv) Uinta Merger Co., a Delaware corporation and wholly owned subsidiary of Holdings, (v) Uinta Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Lower Holdings, (vi) Tar Sands Holdings II, LLC, and (vii) Endeavor Capital Group, LLC, and (b) to approve the Transactions, including the Mergers, and Business Combination (as each is defined in the Merger Agreement) (the “Business Combination Proposal”) (discussed below).

Additionally, at the June 2025 Special Meeting, the Company stockholders approved:

●	a proposal to adopt the proposed Amended and Restated Holdings Certificate of Incorporation, as the charter for the post-business combination company, which would take effect substantially concurrently with the Effective Time (as defined in the Merger Agreement) (the “Organizational Documents Proposal”);

●	a proposal to approve, on a non-binding advisory basis, certain governance provisions in the Amended and Restated Holdings Certificate of Incorporation, and these proposals are being presented in accordance with the requirements of the SEC as five separate sub-proposals (the “Advisory Governance Proposals”);

●	a proposal to elect, effective at the Closing (as defined in the Merger Agreement), seven directors to serve on the new Holdings Board of Directors until the 2025 annual meeting of stockholders, and until their respective successors are duly elected and qualified (the “Election of Directors Proposal”); and

●	a proposal to approve the equity incentive plan (the “Incentive Plan Proposal”).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering and an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net loss of $8,206,798, which consisted of change in fair value of warrant liabilities of $7,607,000, operating costs of $449,001, excise tax interest and penalties of $110,045, interest expense of $54,629, change in fair value of conversion event of $5,335, and a provision for income taxes of $3,085, partially offset by the interest and income earned on cash and investment in the Trust Account of $22,297.

For the three months ended June 30, 2024, we had a net loss of $1,040,084, which consisted of a loss on the change in fair value of warrant liabilities of $1,003,200, operating costs of $213,679, and a provision for income taxes of $95,209, partially offset by interest and income earned on cash and investment in the Trust Account of $272,004.

For the six months ended June 30, 2025, we had a net loss of $11,558,133, which consisted of change in fair value of warrant liabilities of $9,488,000, operating costs of $1,484,603, excise tax interest and penalties of $398,435, interest expense of $216,721, change in fair value of conversion event of $17,991, and a provision for income taxes of $8,936, partially offset by the interest and income earned on cash and investment in the Trust Account of $56,553.

For the six months ended June 30, 2024, we had a net income of $1,252,442, which consisted of interest and income earned on cash and investment in the Trust Account of $946,262 and a gain on change in fair value of warrant liabilities of $1,045,000 partially offset by operating costs of $485,807, and a provision for income taxes of $253,013.

Liquidity and Capital Resources

At June 30, 2025, we had $20,313 in cash and a working capital deficit of $15,876,265.

For the six months ended June 30, 2025, cash used in operating activities was $1,320,908. Net loss of $11,558,133 was affected by change in fair value of Warrant Liabilities of $9,488,000, interest and income on cash and Trust Account investments of $56,552, interest expense of $216,722 and change in fair value of conversion event liability of $17,991. Changes in operating assets and liabilities provided $571,064 of cash from operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $433,026. Net income of $1,252,442 was affected by a change in the fair value of warrant liabilities of $1,045,000, and interest from cash and marketable securities held in the Trust Account of $946,259. Changes in operating assets and liabilities provided $305,791 of cash for operating activities.

For the six months ended June 30, 2025, cash provided by investing activities was $2,628,085 affected by cash withdrawn from Trust Account to pay franchise and income taxes of $72,283, cash withdrawn from Trust Account in connection with redemption of $2,765,802 and offset by cash deposited into Trust Account of $210,000.

For the six months ended June 30, 2024, cash provided by investing activities was $50,005,713 including cash deposited in Trust Account of $390,000, withdrawal from Trust Account to pay franchise and income taxes of $83,253 and withdrawal from the Trust Account to redeeming stockholders for $50,312,460.

For the six months ended June 30, 2025, cash used in financing activities was $1,326,802 affected by proceeds from a note payable from a related party of $1,450,000, repayment of note payable with a related party of $11,000 and redemption of common stock of $2,765,802.

For the six months ended June 30, 2024, cash used in financing activities was $49,571,750 and included $390,000 in proceeds from a note payable from Sponsor and $350,710 from a related party of the Company offset by payments to redeeming stockholders for $50,312,460.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the three and six months ended June 30, 2025, the Company withdrew $72,283 of interest earned in the Trust Account to pay taxes.

At June 30, 2025, we had cash of $20,313 held outside of the Trust Account, advances from related parties for $100,770 used for working capital purposes, a Note Payable due to the Sponsor of the Company for $5,393,225 for extension purposes, Notes Payable due to a related party used for working capital purposes of $1,829,710 an additional working capital loan due to the Sponsor of the Company for $17,935 and a convertible promissory note for $1,500,000.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

During the period ended June 30, 2025, we had two promissory notes with a related party for and aggregate of $1,829,710 to fund working capital and a convertible promissory note for $1,500,000 outstanding. Additionally, at June 30, 2025 we owed an affiliate of the Sponsor $5,393,225 to fund costs related to the extension of the date by which the Company must consummate an initial Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (as amended on February 9, 2023, August 8, 2023 and February 12, 2024). We had an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial, and administrative services provided to the Company. This monthly fee and the balance due was waived in March 2025.

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

Recent Accounting Standards

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the inadequate controls around the calculation of amounts due and payment of funds from the Trust Account to redeeming shareholders. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

In October 2024, Sponsor’s affiliates removed the case to federal court in the Southern District of Texas, Corpus Christi Division. The Company and the Sponsor consented to removal. In November 2024, Sponsor and Sponsor’s affiliates filed in federal court a motion to dismiss Tyr Energy’s claims for lack of personal jurisdiction, improper service of process, and failure to state a claim for tortious interference and breach of contract. The Company also filed a motion to dismiss in federal court on the same basis. Tyr Energy filed a motion to remand the case back to County Court at Law, Number 1, Nueces County, Texas in January 2025. Initial briefing from both parties on the motion to remand and motions to dismiss was completed in March 2025. In mid-June 2025, the federal court set a date for a hearing on these motions for June 25, 2025. Two days before the hearing, Tyr Energy moved for leave to supplement its motion to remand.

In early July 2025, Sponsor, Sponsor’s affiliates, and the Company responded to the motion for leave and the proposed supplement. The federal court has not yet ruled on the motion for leave. A hearing on the motion to remand, motions to dismiss, and motion for leave is currently set was held on August 7, 2025, and the parties are awaiting the court’s decision.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2021).
3.2	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 11, 2023).
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 14, 2024).
3.5	Fourth Amendment to the Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)
3.6	Fifth Amendment to the Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2024)
3.7	Sixth Amendment to the Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 13, 2025)
3.8	Seventh Amendment to the Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 15, 2025)
3.9	By-Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 21, 2021).
10.1	Offtake Agreement, dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 9, 2025).
10.2	Amended and Restated Lender Note, dated July 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 14, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED RAIL AND RESOURCES ACQUISITION CORP.

Date: September 4, 2025	By:	/s/ Mark A. Michel
	Name:	Mark A. Michel
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: September 4, 2025	By:	/s/ Timothy J. Fisher
	Name:	Timothy J. Fisher
	Title:	Chief Financial Officer, President and Vice Chairman
(Principal Financial and Accounting Officer)